Form 10-Q
period 2021-03-31
Magnum Opus Acquisition Ltd
filed 2021-05-21
CIK 1843121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40266

MAGNUM OPUS ACQUISITION LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15th Floor Nexxus Building 77 Des Voeux Road Central, Hong Kong
(Address of principal executive offices and zip code)

(852) 3757 9857
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	OPA.U	The New York Stock Exchange
Class A ordinary shares, $0.0001 par value	OPA	The New York Stock Exchange
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	OPA WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of May 17, 2021, there were 20,000,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 5,000,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

MAGNUM OPUS ACQUISITION LIMITED

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED BALANCE SHEET

(UNAUDITED)

March 31,
2021
ASSETS
Current assets:
Cash	$1,680,637
Total current assets	1,680,637
Investments held in Trust Account	200,000,197
Total Assets	$201,680,834

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,428
Accrued offering cost	135,644
Due to related parties	129
Total current liabilities	144,201
Deferred underwriting fee payable	7,000,000
Warrant liabilities	24,800,000
Total Liabilities	31,944,201

Commitments (Note 7)
Class A ordinary shares subject to possible redemption, 16,473,663 shares at redemption value	164,736,630

Shareholders' Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,526,337 shares issued and outstanding (excluding 16,473,663 shares subject to possible redemption)	353
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)	575
Additional paid-in capital	9,884,326
Accumulated deficit	(4,885,251)
Total shareholders’ equity	5,000,003
Total Liabilities and Shareholders' Equity	$201,680,834

(1) Includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). In May 2021, the underwriters’ over-allotment option expired. As a result, 750,000 Class B ordinary shares were surrendered (see Notes 7 and 11).

The accompanying notes are an integral part of these financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Formation and operating costs	$18,097
Expensed offering costs	867,351
Loss from operations	(885,448)
Interest income on Trust Account	197
Loss on sale of private placement warrants	(2,880,000)
Change in fair value of warrant liabilities	(1,120,000)
Net loss	$(4,885,251)

Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	16,473,663
Basic and diluted net earnings per share, Redeemable Class A ordinary shares	$0.00

Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B ordinary shares	8,526,337
Basic and diluted net loss per share, Non-Redeemable Class A and Class B ordinary shares	$(0.57)

The accompanying notes are an integral part of these financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000

Sale of 20,000,000 units in Initial Public Offering, less fair value of Public Warrants, net of offering costs	20,000,000	2,000	—	—	174,594,884	—	174,596,884

Class A ordinary shares subject to possible redemption	(16,473,663)	(1,647)	—	—	(164,734,983)	—	(164,736,630)

Net loss	—	—	—	—	—	(4,885,251)	(4,885,251)
Balance — March 31, 2021	3,526,337	$353	5,750,000	$575	$9,884,326	$(4,885,251)	$5,000,003

(1) Up to 750,000 Class B ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). In May 2021, the underwriters’ over-allotment option expired. As a result, 750,000 Class B ordinary shares were surrendered (see Notes 7 and 11).

The accompanying notes are an integral part of these financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(4,885,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Expensed offering costs	867,351
Interest income on investments held in Trust Account	(197)
Loss on sale of private placement warrants	2,880,000
Change in fair value of warrant liabilities	1,120,000
Changes in operating assets and liabilities:
Accounts payable	8,428
Due to related parties	129
Net cash used in operating activities	(9,540)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(200,000,000)
Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from initial public offering, net of underwriters’ discount paid	196,000,000
Proceeds from sale of private placement warrants	6,000,000
Offering costs paid	(334,823)
Net cash provided by financing activities	201,690,177

Net change in cash	1,680,637

Cash — beginning of period	—
Cash — end of period	$1,680,637

Supplemental disclosure of noncash investing and financing activities:
Class A ordinary shares subject to possible redemption	$164,736,630
Initial classification of warrant liabilities	$23,680,000
Deferred underwriting fee payable	$7,000,000
Offering costs included in accrued offering costs	$135,644

The accompanying notes are an integral part of these financial statements.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Magnum Opus Acquisition Limited (the “Company”) is a blank check company incorporated in the Cayman Islands on January 22, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”).

The registration statement for the Company’s Initial Public Offering was declared effective on March 22, 2021. On March 25, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Magnum Opus Holdings LLC (the “Sponsor”), generating gross proceeds of $6,000,000, which is described in Note 5.

Transaction costs amounted to $11,470,467, consisting of $4,000,000 of underwriting fees, 7,000,000 of deferred underwriting fees, and $470,467 of other offering costs. In addition, as of March 31, 2021, cash of $1,680,637 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Following the closing of the Initial Public Offering on March 25, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the "Investment Company Act"), which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed to waive (i) redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (ii) redemption rights with respect to any Founder Shares and Public Shares held by it in connection with a shareholder vote to amend its Amended and Restated Memorandum and Articles of Association to modify the substance or timing of its obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity and (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held if the Company fails to complete an initial Business Combination within 24 months from the closing of the Initial Public Offering. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within 24 months from the closing of the Initial Public Offering.

The Company will have until March 25, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less franchise and income taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less franchise and income taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of March 31, 2021, the Company had $1,680,637 in cash held outside of the Trust Account and working capital of $1,536,436. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period or time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company's liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date this financial statement is issued and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 10,000,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its Initial Public Offering and (ii) the 6,000,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity ("ASC 815"), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

In accordance with ASC Topic 340, Other Assets and Deferred Costs, as a result of the classification of the Warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and Class A ordinary shares included in the Units.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet as of March 25, 2021 (audited)
Warrant liabilities	$—	$23,680,000	$23,680,000
Total liabilities	7,136,986	23,680,000	30,816,986
Class A ordinary shares subject to possible redemption	189,543,690	(23,680,000)	165,863,690
Class A ordinary shares	105	236	341
Additional paid-in capital	5,008,950	3,747,253	8,756,203
Accumulated deficit	(9,624)	(3,747,489)	(3,757,113)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company's prospectus for its Initial Public Offering as filed with the SEC on March 25, 2021, as well as the Company's Current Reports on Form 8-K, as filed with the SEC on March 25, 2021 and March 31, 2021. The interim results for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement(s) with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Investments Held in Trust Account

As of March 31, 2021, the Company had $200,000,197 in investments held in the Trust Account. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of March 31, 2021, 16,473,663 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $11,470,467 as a result of the Initial Public Offering (consisting of a $4,000,000 underwriting fee, $7,000,000 of deferred underwriting fees and $470,467 of other offering costs). The Company recorded $10,603,116 of offering costs as a reduction of equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $867,351 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Warrants was estimated using a Modified Black-Scholes model (see Note 10).

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement. Since the Company was incorporated on January 22, 2021, the evaluation was performed for the upcoming 2021 tax year which will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 25, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net earnings by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 16,000,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of earnings (loss) per share for ordinary shares subject to possible redemption and applies the two-class method in calculating earnings (loss) per share. Net earnings per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the allocable interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period
from January
22, 2021
(inception)
Through
March 31,
2021
Redeemable Class A ordinary shares
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Interest income on Trust Account	$162
Net earnings	$162

Denominator: Weighted average Redeemable Class A ordinary shares
Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	16,473,663
Basic and diluted net earnings per share, Redeemable Class A ordinary shares	$0.00

Non-Redeemable Class A and Class B ordinary shares
Numerator: Net loss minus net earnings
Net loss	$(4,885,251)
Net earnings	(162)
Net loss attributable to non-redeemable Class A and Class B ordinary shares	$(4,885,413)

Denominator: Weighted average Non-Redeemable Class A and Class B ordinary shares
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B ordinary shares
8,526,337
Basic and diluted net loss per share, Non-Redeemable Class A and Class B ordinary shares	$(0.57)

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for cash, prepaid expenses and accrued offering approximate fair value due to their short-term nature.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 10 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant  (each whole warrant, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A Ordinary Share at an exercise price of $11.50 per whole share (see Note 8).

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($6,000,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On January 26, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). The Founder Shares include an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). In May 2021, the underwriters’ over-allotment option expired. As a result, 750,000 Class B ordinary shares were surrendered (see Notes 7 and 11).

The Sponsor has agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) one year after the completion of a Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after an initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if (1) the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after an initial Business Combination or (2) if the Company consummates a transaction after an initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Promissory Notes—Related Party

On January 26, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the completion of the Initial Public Offering. The Company did not borrow any amount under the Promissory Note.

Administrative Support Agreement

The Company entered into an agreement, commencing on March 22, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $2,000,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

NOTE 7. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on March 23, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) will have registration and shareholder rights to require the Company to register a sale of any of its securities held by them pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. In May 2021, the underwriters’ over-allotment option expired (see Note 11).

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $7,000,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary shares upon exercise of a warrant unless the Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of an initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except for so long as they are held by the Sponsor or its permitted transferees):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30 day redemption period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the warrants (except for so long as they are held by the Sponsor or its permitted transferees):

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares determined by the redemption date and the fair market value of the Company’s Class A ordinary shares; and
●	if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like), for any 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

The value of the Company’s Class A ordinary shares shall mean the volume weighted average price of the Company’s Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide its warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the Company’s initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates an initial Business Combination (such price, the “Market Value”) of the Company’s Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (See “— Redemption of Warrants When the Price Per Class A Ordinary Share Equals or Exceeds $18.00” and “— Redemption of Warrants When the Price Per Class A Ordinary Share Equals or Exceeds $10.00”), and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price (See “— Redemption of Warrants When the Price Per Class A Ordinary Share Equals or Exceeds $10.00”).

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

At March 31, 2021, there were 10,000,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 9. SHAREHOLDERS’ EQUITY

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no preference shares issued or outstanding.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021, there were 3,526,337 Class A ordinary shares issued and outstanding, excluding 16,473,663 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 750,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). In May 2021, the underwriters’ over-allotment option expired. As a result, 750,000 Class B ordinary shares were surrendered (see Notes 7 and 11).

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. However, only holders of Class B ordinary shares will have the right to appoint directors prior to the completion of an initial Business Combination, meaning that holders of Class A ordinary shares will not have the right to appoint any directors until after the completion of an initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of an initial Business Combination on a one-for-one basis, subject to adjustment for share splits, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with an initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares issued and outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of an initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in an initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$200,000,197	$200,000,197	$—	$—
Liabilities
Warrant liability - Public Warrants	$15,500,000	$—	$—	$15,500,000
Warrant liability- Private Placement Warrants	$9,300,000	$—	$—	$9,300,000

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

The Company utilizes a Monte Carlo simulation model to value the Public Warrants and a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. There were no transfers between levels of the hierarchy for the period from January 22, 2021 (inception) through March 31, 2021.

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Public Warrants:

	At March 25,
	2021 (Initial	As of March 31,
	Measurement)	2021
Stock price	9.76	9.89
Strike price	11.50	11.50
Probability of completing a Business Combination	83.0%	83.0%
Expected life of the option to convert (in years)	6.59	6.57
Volatility	4.5% pre-merger / 25.0% post-merger	4.5% pre-merger / 25.0% post-merger
Risk-free rate	1.19%	1.30%
Fair value of warrants	1.48	1.55

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	At March 25,
	2021 (Initial	As of March 31,
	Measurement)	2021
Stock price	9.76	9.89
Strike price	11.50	11.50
Probability of completing a Business Combination	83.0%	83.0%
Dividend yield	—%	—%
Remaining term (in years)	6.59	6.57
Volatility	21.3%	21.2%
Risk-free rate	1.19%	1.30%
Fair value of warrants	1.48	1.55

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

The following table presents the changes in the fair value of warrants liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 22, 2021 (inception)	$—	$—	$—
Initial measurement at March 25, 2021	8,880,000	14,800,000	23,680,000
Change in valuation inputs or other assumptions	420,000	700,000	1,120,000
Fair value as of March 31, 2021	$9,300,000	$15,500,000	$24,800,000

The Company recognized losses in connection with changes in the fair value of warrant liabilities of $1,120,000 within change in fair value of warrant liabilities in the Statement of Operations during the three months ended March 31, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as disclosed, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. In May 2021, the underwriters’ over-allotment option expired. As a result, 750,000 Class B ordinary shares were surrendered.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Magnum Opus Acquisition Limited. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Magnum Opus Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in the Cayman Islands on January 22, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from January 22, 2021 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 22, 2021 (inception) through March 31, 2021, we had a net loss of $4,885,251, which resulted from formation and operating costs of $18,097, expensed offering costs of $867,351, a loss on the sale of private placement warrants of $2,880,000 and a loss on the change in fair value of warrant liabilities of $1,120,000, offset in part by interest income on investments held in the Trust Account of $197.

Liquidity and Capital Resources

On March 25, 2021, we consummated an initial public offering of 20,000,000 units generating gross proceeds to the Company of $200,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 6,000,000 warrants to Magnum Opus Holdings LLC at a purchase price of $1.00 per warrant (the "Private Placement Warrants"), generating gross proceeds of $6,000,000. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

For the period from January 22, 2021 (inception) through March 31, 2021, net cash used in operating activities was $9,540, which was the result of our net loss of $4,885,251 and interest income on investments in the Trust Account of $197, offset in part by a loss on the sale of private placement warrants of 2,880,000, the change in fair value of warrant liabilities of $1,120,000, expensed offering costs added back to net income of $867,351, and changes in working capital of $8,557.

For the period from January 22, 2021 (inception) through March 31, 2021, net cash used in investing activities of $200,000,000 was the result of the amount of proceeds from the Initial Public Offering and sale of Private Placement Warrants deposited to the Trust Account.

For the period from January 22, 2021 (inception) through March 31, 2021, net cash provided by financing activities of $201,690,177 was comprised of $196,000,000 in proceeds from the issuance of Units in the Initial Public Offering, net of underwriters’ discount paid of $4,000,000, $6,000,000 in proceeds from the sale of the Private Placement Warrants, and $25,000 from the issuance of Class B ordinary shares to our Sponsor, partially offset by the payment of $334,823 for offering costs associated with the Initial Public Offering.

As of March 31, 2021, we had cash of $1,680,637 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into private placement warrants of the post business combination entity at a price of 1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We do not believe we will need to raise additional funds following the initial public offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) will have registration and shareholder rights to require the Company to register a sale of any of its securities held by them pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of March 31, 2021, 16,473,663 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net earnings by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 16,000,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of earnings (loss) per share for ordinary shares subject to possible redemption and applies the two-class method in calculating earnings (loss) per share. Net earnings per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the allocable interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for warrants. Based upon their evaluation, and in light of the SEC Staff Statement, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company's restatement of its March 25, 2021 financial statement to reclassify the Company's warrants, the Company's disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC's recent statement regarding SPAC accounting matters and management's subsequent re-evaluation of its previously issued financial statement, the Company determined that there were errors in its accounting for its warrants. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company's audited financial statement as of March 25, 2021.

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for warrants and restated our March 25, 2021 financial statement to reclassify the Company’s warrants as described in Note 2 of the accompanying financial statements.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statement included in this Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 25, 2021, we consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to Magnum Opus Holdings LLC, generating gross proceeds of $6,000,000.

Transaction costs amounted to $11,470,467, consisting of $4,000,000 of underwriting fees, 7,000,000 of deferred underwriting fees, and $470,467 of other offering costs.

Following the closing of the Initial Public Offering on March 25, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Magnum Opus Acquisition Limited

Date: May 21, 2021	By:	/s/ Hou Pu Jonathan Lin
Name: Hou Pu Jonathan Lin
Title: Chief Executive Officer and Director

Date: May 21, 2021	By:	/s/ Ka Man Kevin Lee
Name: Ka Man Kevin Lee
Title: Chief Financial Officer and Director