Form 10-Q
period 2021-06-30
Magnum Opus Acquisition Ltd
filed 2021-08-16
CIK 1843121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 16, 2021, there were 20,000,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 5,000,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

MAGNUM OPUS ACQUISITION LIMITED

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheet as of June 30, 2021 (Unaudited)	1

	Unaudited Condensed Statement of Operations for the Three Months ended June 30, 2021 and for the Period from January 22, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statement of Changes in Shareholders’ Equity for the Three Months ended June 30, 2021 and for the Period from January 22, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the Period from January 22, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED BALANCE SHEET

JUNE 30, 2021

(UNAUDITED)

ASSETS
Current assets:
Cash	$1,115,380
Prepaid expenses	247,941
Total current assets	1,363,321
Investments held in Trust Account	200,003,184
Total assets	$201,366,505

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$10,000
Accrued offering cost	37,951
Due to related parties	129
Total current liabilities	48,080
Deferred underwriting fee payable	7,000,000
Warrant liabilities	13,440,000
Total liabilities	20,488,080

Commitments
Class A ordinary shares subject to possible redemption, 17,587,842 shares at redemption value	175,878,420

Shareholders' Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,412,158 shares issued and outstanding (excluding 17,587,842 shares subject to possible redemption)	241
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Retained earnings	4,999,264
Total shareholders’ equity	5,000,005
Total liabilities and shareholders' equity	$201,366,505

The accompanying notes are an integral part of these financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

		For the period from
		January 22, 2021
	Three months ended	(inception) through
	June 30, 2021	June 30, 2021
Formation and operating costs	$221,195	$239,292
Expensed offering costs	—	867,351
Loss from operations	(221,195)	(1,106,643)
Interest income on Trust Account	2,987	3,184
Loss on sale of private placement warrants	—	(2,880,000)
Change in fair value of warrant liabilities	11,360,000	10,240,000
Net income	$11,141,792	$6,256,541

Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	17,587,842	17,587,842
Basic and diluted net earnings per share, Redeemable Class A ordinary shares	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B ordinary shares	7,412,158	7,412,158
Basic and diluted net earnings per share, Non-Redeemable Class A and Class B ordinary shares	$1.50	$0.84

The accompanying notes are an integral part of these financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Ordinary Shares
						Retained
					Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of 20,000,000 units in Initial Public Offering, less fair value of Public Warrants, net of offering costs of $10,662,072	20,000,000	2,000	—	—	174,594,884	—	174,596,884
Class A ordinary shares subject to possible redemption	(16,473,663)	(1,647)	—	—	(164,734,983)	—	(164,736,630)
Net loss	—	—	—	—	—	(4,885,251)	(4,885,251)
Balance — March 31, 2021	3,526,337	$353	5,750,000	$575	$9,884,326	$(4,885,251)	$5,000,003
Forfeiture of Class B ordinary shares	—	—	(750,000)	(75)	75	—	—
Class A ordinary shares subject to possible redemption	(1,114,179)	(112)	—	—	(9,884,401)	(1,257,277)	(11,141,790)
Net income	—	—	—	—	—	11,141,792	11,141,792
Balance – June 30, 2021	2,412,158	$241	5,000,000	$500	$—	$4,999,264	$5,000,005

The accompanying notes are an integral part of these financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$6,256,541
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	867,351
Interest income on investments held in Trust Account	(3,184)
Loss on sale of private placement warrants	2,880,000
Change in fair value of warrant liabilities	(10,240,000)
Changes in operating assets and liabilities:
Prepaid expenses	(247,941)
Accrued expenses	10,000
Due to related parties	129
Net cash used in operating activities	(477,104)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(200,000,000)
Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from initial public offering, net of underwriter's discount paid	196,000,000
Proceeds from sale of private placement warrants	6,000,000
Offering costs paid	(432,516)
Net cash provided by financing activities	201,592,484

Net Change in Cash	1,115,380
Cash — Beginning of Period	—
Cash — End of Period	$1,115,380

Supplemental disclosure of noncash investing and financing activities:
Class A ordinary shares subject to possible redemption	$175,878,420
Initial classification of warrant liability	$23,680,000
Deferred underwriting fee payable	$7,000,000
Offering costs included in accrued offering costs	$37,951
Forfeiture of Class B ordinary shares	$75

The accompanying notes are an integral part of these financial statements.

MAGNUM OPUS ACQUISITION LIMITED

NOTES UNAUDITED TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”).

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

Transaction costs amounted to $11,470,467, consisting of $4,000,000 of underwriting fees, 7,000,000 of deferred underwriting fees, and $470,467 of other offering costs. In addition, as of June 30, 2021, cash of $1,115,380 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Liquidity

As of June 30, 2021, the Company had $1,115,380 in cash held outside of the Trust Account and working capital of $1,315,241. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period or time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company's liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date this financial statement is issued and therefore substantial doubt has been alleviated.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Investments Held in Trust Account

As of June 30, 2021, the Company had $200,003,184 in investments held in the Trust Account. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of June 30, 2021, 17,587,842 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 16,000,000 shares in the calculation of diluted income per share, since the warrants are contingently exercisable, and the contingencies have not yet been met.

The Company’s statement of operations includes a presentation of earnings per share for ordinary shares subject to possible redemption and applies the two-class method in calculating earnings per share. Net earnings per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the allocable interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net income per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

		For the Period from
		January 22, 2021
	Three months ended	(inception) Through
	June 30, 2021	June 30, 2021
Redeemable Class A ordinary shares
Numerator: Earnings attributable to Redeemable Class A ordinary shares
Interest income on Trust Account	$2,627	$2,800
Net earnings attributable to Class A Ordinary Shares subject to possible redemption	$2,627	$22,800
Denominator: Weighted average Redeemable Class A ordinary shares
Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	17,587,842	17,587,842
Basic and diluted net earnings per share, Redeemable Class A ordinary shares	$0.00	$0.00

Non-Redeemable Class A and Class B ordinary shares
Numerator: Non-redeemable net income – Basic and diluted
Net income	$11,141,792	$6,256,541
Less: Net earnings attributable to Class A ordinary shares subject to possible redemption	(2,627)	(2,800)
Non-redeemable net income – Basic and diluted	$11,139,165	$6,253,741
Denominator: Weighted average Non-Redeemable Class A and Class B ordinary shares
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B ordinary shares	7,412,158	7,412,158
Basic and diluted net income per share, Non-Redeemable Class A and Class B ordinary shares	$1.50	$0.84

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3. INITIAL PUBLIC OFFERING

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 26, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). The Founder Shares include an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On May 11, 2021, 750,000 Class B ordinary shares were forfeited by the Sponsor.

The Sponsor has agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) one year after the completion of a Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after an initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if (1) the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination or (2) if the Company consummates a transaction after an initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Administrative Support Agreement

The Company entered into an agreement, commencing on March 22, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon the completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2021, the Company incurred $30,000 in fees for these services. For the period from January 22, 2021 (inception) through June 30, 2021, the Company incurred 40,000 in fees for these services. As of June 30, 2021, $10,000 related to this agreement is recorded in accrued expenses on the condensed balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $2,000,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

NOTE 6. COMMITMENTS

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

NOTE 7. WARRANTS

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the warrants become exercisable, the Company may call the warrants (except for so long as they are held by the Sponsor or its permitted transferees):

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

At June 30, 2021, there were 10,000,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 2,412,158 Class A ordinary shares issued and outstanding, excluding 17,587,842 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets
Investments held in Trust Account:
Money Market investments	$200,003,184	$200,003,184	$—	$—
Liabilities
Warrant liability - Public Warrants	$8,400,000	$—	$—	$8,400,000
Warrant liability- Private Placement Warrants	$5,040,000	$—	$—	$5,040,000

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. There were no transfers between levels of the hierarchy for the period from January 22, 2021 (inception) through June 30, 2021.

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Public Warrants:

	At March 25, 2021
	(Initial	As of June 30,
	Measurement)	2021
Stock price	$9.76	$9.62
Strike price	$11.50	$11.50
Probability of completing a Business Combination	83.0%	100.0%
Expected life of the option to convert (in years)	6.59	6.31
Volatility	4.5% pre-merger / 25.0% post-merger	15.2%
Risk-free rate	1.19%	1.09%
Fair value of warrants	$1.48	$0.84

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	At March 25, 2021
	(Initial	As of June 30,
	Measurement)	2021
Stock price	$9.76	$9.62
Strike price	$11.50	$11.50
Probability of completing a Business Combination	83.0%	100.0%
Dividend yield	—%	—%
Remaining term (in years)	6.59	5.01
Volatility	21.3%	15.2%
Risk-free rate	1.19%	1.09%
Fair value of warrants	$1.48	$0.84

The following table presents the changes in the fair value of warrants liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 22, 2021 (inception)	$—	$—	$—
Initial measurement at March 25, 2021	8,880,000	14,800,000	23,680,000
Change in fair value of warrant liabilities	(3,840,000)	(6,400,000)	(10,240,000)
Fair value as of June 30, 2021	$5,040,000	$8,400,000	$13,440,000

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $11,360,000 and $10,240,000 within change in fair value of warrant liabilities in the Statement of Operations during the three months ended June 30, 2021 and for the period from January 22, 2021 (inception) through June 30, 2021, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from January 22, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net income of $11,141,792, which resulted from a gain on the change in fair value of warrant liabilities of $11,360,000 and interest income on investments held in the Trust Account of $2,987, offset in part by formation and operating costs of $221,195.

For the period from January 22, 2021 (inception) through June 30, 2021, we had net income of $6,256,541, which resulted from a gain on the change in fair value of warrant liabilities of $10,240,000 and interest income on investments held in the Trust Account of $3,184, offset in part by formation and operating costs of $239,292, expensed offering costs of $867,351, and a loss on the sale of private placement warrants of $2,880,000.

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

For the period from January 22, 2021 (inception) through June 30, 2021, net cash used in operating activities was $477,104, which was due to non-cash adjustments to net income related to a change in the fair value of warrant liabilities of $10,240,000 and interest income on investments held in Trust Account of $3,184 and changes in working capital of $237,812, offset in part by our net income of $6,256,541 and non-cash adjustments to net income related to loss on the sale of private placement warrants of 2,880,000 and expensed offering costs of $867,351.

For the period from January 22, 2021 (inception) through June 30, 2021, net cash used in investing activities of $200,000,000 was the result of the amount of proceeds from the Initial Public Offering and sale of Private Placement Warrants deposited to the Trust Account.

For the period from January 22, 2021 (inception) through June 30, 2021, net cash provided by financing activities of $201,592,484 was comprised of $196,000,000 in net proceeds from the issuance of Units in the Initial Public Offering, $6,000,000 in proceeds from the sale of the Private Placement Warrants, and $25,000 from the issuance of Class B ordinary shares to our Sponsor, partially offset by the payment of $432,516 for offering costs associated with the Initial Public Offering.

As of June 30, 2021, we had cash of $1,115,380 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of June 30, 2021, 17,587,842 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income Per Ordinary Share

Net income per share is computed by dividing net earnings by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 16,000,000 shares in the calculation of diluted loss per share, since the warrants are contingently exercisable, and the contingencies have not yet been met.

The Company’s statement of operations includes a presentation of earnings (loss) per share for ordinary shares subject to possible redemption and applies the two-class method in calculating earnings (loss) per share. Net earnings per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the allocable interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding during the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for warrants and have provided an update to our March 25, 2021 financial statement to reclassify the Company’s warrants as described in Note 2 of the accompanying financial statements. However, the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the revision to the classification of the Warrants as liabilities in our financial statements, including our March 25, 2021 audited balance sheet, as described in Note 2 of the accompanying financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Magnum Opus Acquisition Limited

Date: August 16, 2021	By:	/s/ Hou Pu Jonathan Lin
Name: Hou Pu Jonathan Lin
Title: Chief Executive Officer and Director

Date: August 16, 2021	By:	/s/ Ka Man Kevin Lee
Name: Ka Man Kevin Lee
Title: Chief Financial Officer and Director