Form 10-Q
period 2021-09-30
Magnum Opus Acquisition Ltd
filed 2021-11-16
CIK 1843121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40266

MAGNUM OPUS ACQUISITION LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 1009, ICBC Tower Three Garden Road Central, Hong Kong
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

As of November 15, 2021, there were 20,000,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 5,000,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

MAGNUM OPUS ACQUISITION LIMITED

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Unaudited Condensed Statement of Operations for the Three Months ended September 30, 2021 and for the Period from January 22, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Three Months ended September 30, 2021 and for the Period from January 22, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the Period from January 22, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

ASSETS
Current assets:
Cash	$891,406
Prepaid expenses	202,436
Total current assets	1,093,842
Investments held in Trust Account	200,006,205
Total assets	$201,100,047

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$24,960
Accrued offering cost	7,780
Due to related parties	129
Total current liabilities	32,869
Deferred underwriting fee payable	7,000,000
Warrant liabilities	18,620,000
Total liabilities	25,652,869

Commitments
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value	200,000,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 20,000,000 shares issued and no shares outstanding (excluding 20,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(24,553,322)
Total shareholders' deficit	(24,552,822)
Total liabilities and shareholders' deficit	$201,100,047

The accompanying notes are an integral part of these financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

		For the period from
		January 22, 2021
	Three months ended	(inception) through
	September 30, 2021	September 30, 2021
Formation and operating costs	$254,268	$493,560
Expensed offering costs	—	867,351
Loss from operations	(254,268)	(1,360,911)
Interest income on Trust Account	3,021	6,205
Loss on sale of private placement warrants	—	(2,880,000)
Change in fair value of warrant liabilities	(5,180,000)	5,060,000
Net (loss) income	$(5,431,247)	$825,294

Basic and diluted weighted average shares outstanding, Class A ordinary shares	20,000,000	15,059,761
Basic and diluted net (loss) income per share of ordinary share, Class A ordinary shares	$(0.22)	$0.04
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,000,000	4,920,319
Basic and diluted net (loss) income per share of ordinary share, Class B ordinary shares	$(0.22)	$0.04

The accompanying notes are an integral part of these financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Accretion of Class A ordinary shares to redemption amount, as restated	—	—	—	—	(24,425)	(25,378,691)	(25,403,116)
Net loss	—	—	—	—	—	(4,885,251)	(4,885,251)
Balance at March 31, 2021, as restated	—	$—	5,750,000	$575	$—	$(30,263,942)	$(30,263,367)
Forfeiture of Class B ordinary shares	—	—	(750,000)	(75)	—	75	—
Net income	—	—	—	—	—	11,141,792	11,141,792
Balance at June 30, 2021, as restated	—	$—	5,000,000	$500	$—	$(19,122,075)	$(19,121,575)
Net loss	—	—	—	—	—	(5,431,247)	(5,431,247)
Balance – September 30, 2021	—	$—	5,000,000	$500	$—	$(24,553,322)	$(24,552,822)

The accompanying notes are an integral part of these financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$825,294
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	867,351
Interest income on investments held in Trust Account	(6,205)
Loss on sale of private placement warrants	2,880,000
Change in fair value of warrant liabilities	(5,060,000)
Changes in operating assets and liabilities:
Prepaid expenses	(202,436)
Accrued expenses	24,960
Due to related parties	129
Net cash used in operating activities	(670,907)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(200,000,000)
Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from initial public offering, net of underwriter's discount paid	196,000,000
Proceeds from sale of private placement warrants	6,000,000
Offering costs paid	(462,687)
Net cash provided by financing activities	201,562,313

Net Change in Cash	891,406
Cash — Beginning of Period	—
Cash — End of Period	$891,406

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A ordinary shares subject to redemption to redemption value	$25,403,116
Deferred underwriting fee payable	$7,000,000
Offering costs included in accrued offering costs	$7,780
Forfeiture of Class B ordinary shares	$75

The accompanying notes are an integral part of these financial statements.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”).

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

Transaction costs amounted to $11,470,467, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees, and $470,467 of other offering costs. In addition, as of September 30, 2021, cash of $891,406 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

Business Combination Agreement

On August 26, 2021, the Company, Integrated Whale Media Investment Inc., a BVI business company incorporated in the British Virgin Islands, in its capacity as a seller (“IWM”), and shareholders’ representative (the “Shareholders’ Representative”), Highlander Management LLC, a limited liability company incorporated in the State of Delaware (“Highlander”, and together with IWM, the “Sellers”), Forbes Global Holdings Inc., a BVI business company incorporated in the British Virgin Islands that is wholly-owned subsidiary of IWM (“FGH”), and Forbes Global Media Holdings, Inc., a BVI business company incorporated in the British Virgin Islands (“Forbes”), entered into a business combination agreement (as it may be amended from time to time, the “Business Combination Agreement”), which provides that the Company will purchase from IWM and Highlander, directly or indirectly, all of the shares of FGH and Forbes, and the outstanding options of Forbes held by each optionholder (the “Optionholders”) (whether vested or unvested) will be cancelled in exchange for a combination of cash and newly issued ordinary shares of the Company, par value $0.0001 per share, valued at $10.00 per share. Following the consummation of the transactions, the Company will directly or indirectly hold 100% of the issued share capital of FGH and Forbes.

Subject to the terms of the Business Combination Agreement, the aggregate consideration to be paid to Forbes’s equityholders in connection with the Business Combination is expected to be valued at $620,000,000, subject to adjustments for cash and cash equivalents, indebtedness and net working capital of the target companies relative to a target as of the closing of the Business Combination (the “Closing Consideration”), which will be paid in a combination of cash and newly issued ordinary shares of the Company. The aggregate cash consideration will be an amount equal to the Company’s cash and cash equivalents as of the Closing (including proceeds in connection with the Private Placement (as defined below) and the funds in the Company’s trust account as of the Closing), plus cash and cash equivalents of the target companies, minus unpaid transaction expenses of the Company as of the Closing, minus unpaid transaction expenses of the Company and the target companies as of the Closing, minus unpaid transaction expenses of the Company and the target companies as of the Closing, minus transaction expenses of the Sellers and the target companies, minus $145,000,000. The remainder of the Closing Consideration will be paid in a number of newly issued ordinary shares of the Company valued at $10.00 per share.

PIPE Financing

Concurrently with the execution of the Agreement, the Company entered into subscription agreements with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to purchase an aggregate of 40,000,000 Class A ordinary shares of the Company in a private placement for $10.00 per share for aggregate gross proceeds of $400,000,000 (the “PIPE Financing”). The proceeds from the PIPE Financing will be used to partially fund the cash consideration to be paid to IWM, Highlander and the optionholders of FGMH at the Closing, with any remainder used to fund working capital of the Company following Closing.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Going Concern Consideration

As of September 30, 2021, the Company had $891,406 in cash held outside of the Trust Account and working capital of $1,060,973. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the earlier of the consummation of a Business Combination or one year from this filing. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company's plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In accordance with the SEC staff guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity at redemption value and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

The reclassification of amounts from permanent equity to temporary equity resulted in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between Class A and Class B shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A and Class B shares share pro rata in the income and losses of the Company.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following tables summarize the effect of the restatement  on each financial statement line item as of the dates, and for the periods, indicated:

	June 30, 2021
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet (unaudited)
Class A common stock subject to possible redemption	$175,878,420	$24,121,580	$200,000,000
Class A ordinary shares	241	(241)	—
Accumulated deficit	4,999,264	(24,121,339)	(19,122,075)
Total shareholders' equity (deficit)	$5,000,005	$(24,121,580)	$(19,121,575)
Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,587,842	2,412,158	20,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.45	$0.45
Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	7,412,158	(2,412,158)	5,000,000
Basic and diluted net income per share, Class B ordinary shares	$1.50	$(1.05)	$0.45
Statement of Operations for the Period from January 22, 2021 (Inception) Through June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,587,842	(6,810,064)	10,777,778
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.41	$0.41
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,412,158	(3,106,602)	4,305,556
Basic and diluted net income per share, Class B ordinary shares	$0.84	$(0.43)	$0.41

(1) Prior to the change in presentation for the Class A ordinary shares subject to possible redemption, the Company applied to two class method of earnings per share, allocating net income between redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. As such, a portion of the Class A ordinary shares were included in non-redeemable Class A and Class B ordinary shares. For purposes of comparability, the previously reported non-redeemable Class A and Class B ordinary shares are included within this line item.

	March 31, 2021
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet (unaudited)
Class A common stock subject to possible redemption	$164,736,630	$35,263,370	$200,000,000
Class A ordinary shares	353	(353)	—
Additional paid-in capital	9,884,326	(9,884,326)	—
Accumulated deficit	(4,885,251)	(25,378,691)	(30,263,942)
Total shareholders' equity (deficit)	$5,000,003	$(35,263,370)	$(30,263,367)
Statement of Operations for the Period from January 22, 2021 (Inception) Through March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	16,473,663	(15,140,330)	1,333,333
Basic and diluted net earnings per share, Class A ordinary shares	$0.00	$(1.00)	$(1.00)
Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	8,526,337	(4,970,781)	3,555,556
Basic and diluted net loss per share, Class B ordinary shares	$(0.57)	$(0.43)	$(1.00)

(1) Prior to the change in presentation for the Class A ordinary shares subject to possible redemption, the Company applied to two class method of earnings per share, allocating net income between redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. As such, a portion of the Class A ordinary shares were included in non-redeemable Class A and Class B ordinary

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

shares. For purposes of comparability, the previously reported non-redeemable Class A and Class B ordinary shares are included within this line item.

	March 25, 2021
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet (unaudited)
Class A common stock subject to possible redemption	$165,863,690	$34,136,310	$200,000,000
Class A ordinary shares	341	(341)	—
Additional paid-in capital	8,756,203	(8,756,203)	—
Accumulated deficit	(3,757,113)	(25,379,766)	(29,136,879)
Total shareholders' equity (deficit)	$5,000,006	$(34,136,310)	$(29,136,304)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Reclassification

Certain amounts in the prior period have been reclassified to conform to the current period presentation.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments Held in Trust Account

As of September 30, 2021, the Company had $200,006,205 in investments held in the Trust Account. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

All of the 20,000,000 shares of Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification ("ASC") 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(14,800,000)
Issuance costs allocated to Class A ordinary shares	(10,603,116)
Plus:
Accretion of carrying value to redemption value	25,403,116
Class A ordinary shares subject to possible redemption	$200,000,000

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Net (Loss) Income Per Ordinary Share

Net (loss) income per common share is computed by dividing net loss by the weighted-average number of shares of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net (loss) income per share. As a result, the calculated net (loss) income per share is the same for Class A and Class B shares of ordinary shares. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

			For the period from
			January 22, 2021
	Three months ended		(inception) through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net (loss) income	$(4,344,998)	$(1,086,249)	$622,056	$203,238
Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	5,000,000	15,059,761	4,920,319
Basic and diluted net (loss) income per share of ordinary share	$(0.22)	$(0.22)	$0.04	$0.04

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

The carrying amounts reflected in the balance sheet for cash, prepaid expenses, due to related parties, accounts payable and accrued expenses, and accrued offering costs approximate fair value due to their short-term nature.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Note was non-interest bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the completion of the Initial Public Offering. The Company did not borrow any amount under the Promissory Note.

Administrative Support Agreement

The Company entered into an agreement, commencing on March 22, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon the completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2021, the Company incurred $30,000 in fees for these services. For the period from January 22, 2021 (inception) through September 30, 2021, the Company incurred $70,000 in fees for these services. As of September 30, 2021, $10,000 related to this agreement is recorded in accrued expenses on the condensed balance sheet.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. In May 2021, the underwriters’ over-allotment option expired.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities, for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the Company’s initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates an initial Business Combination (such price, the “Market Value”) of the Company’s Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

At September 30, 2021, there were 10,000,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 20,000,000 Class A ordinary shares issued and no shares outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investments held in Trust Account:
Money Market investments	$200,006,205	$200,006,205	$—	$—
Liabilities
Warrant liability - Public Warrants	$11,600,000	$11,600,000	$—	$—
Warrant liability- Private Placement Warrants	$7,020,000	$—	$—	$7,020,000

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of September 30, 2021 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Public Warrants:

At March 25, 2021
(Initial
Measurement)
Stock price	$9.76
Strike price	$11.50
Expected life of the option to convert (in years)	6.59
Volatility	4.5% pre-merger / 25.0% post-merger
Risk-free rate	1.19%
Fair value of warrants	$1.48

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	At March 25, 2021
	(Initial	As of September 30,
	Measurement)	2021
Stock price	$9.76	$9.89
Strike price	$11.50	$11.50
Probability of completing a Business Combination	83.0%	*
Dividend yield	—%	—%
Remaining term (in years)	6.59	6.05
Volatility	21.3%	15.4%
Risk-free rate	1.19%	1.16%
Fair value of warrants	$1.48	$1.17

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The following table presents the changes in the fair value of warrants liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 22, 2021 (inception)	$—	$—	$—
Initial measurement at March 25, 2021	8,880,000	14,800,000	23,680,000
Change in fair value of warrant liabilities	(1,860,000)	(3,200,000)	(5,060,000)
Fair value as of September 30, 2021	$7,020,000	$11,600,000	$18,620,000

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following table presents the changes in the fair value of the Company's Level 3 financial instruments that are measured at fair value:

Fair value as of January 22, 2021	$—
Initial measurement at March 25, 2021	23,680,000
Change in fair value	(5,060,000)
Transfer of Public Warrants to Level 1 measurement	(11,600,000)
Fair value as of September 30, 2021	$7,020,000

The Company recognized a (loss) gain in connection with changes in the fair value of warrant liabilities of $(5,180,000) and $5,060,000 within change in fair value of warrant liabilities in the Statement of Operations during the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) through September 30, 2021, respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from January 22, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net loss of $5,431,247, which resulted from a loss on the change in fair value of warrant liabilities of $5,180,000 as well as formation and operating costs of $254,268, offset in part by interest income on investments held in the Trust Account of $3,021.

For the period from January 22, 2021 (inception) through September 30, 2021, we had net income of $825,294, which resulted from a gain on the change in fair value of warrant liabilities of $5,060,000 and interest income on investments held in the Trust Account of $6,205, offset in part by formation and operating costs of $493,560, expensed offering costs of $867,351, and a loss on the sale of private placement warrants of $2,880,000.

Liquidity and Capital Resources

On March 25, 2021, we consummated an initial public offering of 20,000,000 units generating gross proceeds to the Company of $200,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 6,000,000 warrants to Magnum Opus Holdings LLC at a purchase price of $1.00 per warrant (the “Private Placement Warrants”), generating gross proceeds of $6,000,000. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

For the period from January 22, 2021 (inception) through September 30, 2021, net cash used in operating activities was $670,907, which was due to non-cash adjustments to net income related to a change in the fair value of warrant liabilities of $5,060,000 and interest income on investments held in Trust Account of $6,205 and changes in working capital of $177,347, offset in part by our net income of $825,294 and non-cash adjustments to net income related to loss on the sale of private placement warrants of $2,880,000 and expensed offering costs of $867,351.

For the period from January 22, 2021 (inception) through September 30, 2021, net cash used in investing activities of $200,000,000 was the result of the amount of proceeds from the Initial Public Offering and sale of Private Placement Warrants deposited to the Trust Account.

For the period from January 22, 2021 (inception) through September 30, 2021, net cash provided by financing activities of $201,562,313 was comprised of $196,000,000 in net proceeds from the issuance of Units in the Initial Public Offering, $6,000,000 in proceeds from the sale of the Private Placement Warrants and $25,000 from the issuance of Class B ordinary shares to our Sponsor, partially offset by the payment of $462,687 for offering costs associated with the Initial Public Offering.

As of September 30, 2021, we had cash of $891,406 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Class A ordinary shares subject to possible redemption

All of the 20,000,000 shares of Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such shares of Class A ordinary shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with our business combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification ("ASC") 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net (Loss) Income Per Ordinary Share

Net (loss) income per share is computed by dividing net earnings by the weighted-average number of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net (loss) income per share. As a result, the calculated net (loss) income per share is the same for Class A and Class B shares of ordinary shares. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 16,000,000 shares in the calculation of diluted loss per share, since the warrants are contingently exercisable, and the contingencies have not yet been met.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for redeemable ordinary shares. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its March 25, 2021, March 31, 2021, and June 30, 2021 financial statements relating to complex financial instruments including redeemable ordinary shares, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company's audited financial statement as of March 25, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021.

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for redeemable ordinary shares and restated our March 25, 2021, March 31, 2021, and June 30, 2021 to reclassify our redeemable ordinary shares as described in Note 2 of the accompanying financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Magnum Opus Acquisition Limited

Date: November 15, 2021	By:	/s/ Hou Pu Jonathan Lin
Name: Hou Pu Jonathan Lin
Title: Chief Executive Officer and Director

Date: November 15, 2021	By:	/s/ Ka Man Kevin Lee
Name: Ka Man Kevin Lee
Title: Chief Financial Officer and Director