Form 10-K
period 2021-12-31
Magnum Opus Acquisition Ltd
filed 2022-02-17
CIK 1843121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40266

MAGNUM OPUS ACQUISITION LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 1009, IBC Tower Three Garden Road Central, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 3757 9857

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	OPA.U	The New York Stock Exchange
Class A ordinary shares, $0.0001 par value	OPA	The New York Stock Exchange
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	OPA WS	The New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the voting shares held by non-affiliates of the registrant on June 30, 2021, computed by reference to the closing price for such shares on the New York Stock Exchange on such date, was $192,400,000.

There were 20,000,000 Class A ordinary shares and 5,000,000 Class B ordinary shares of the registrant outstanding on February 16, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MAGNUM OPUS ACQUISITION LIMITED

CERTAIN TERMS

References to the “Company,” "Magnum Opus," “our,” “us” or “we” refer to Magnum Opus Acquisition Limited, a blank check company incorporated in the Cayman Islands on January 22, 2021 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Magnum Opus Holdings LLC, a Cayman Islands limited liability company. “References to “Initial Shareholders” refer to Magnum Opus Holdings LLC, Jonathan Lin, Frank Han, Kevin Lee, Sammy Hsieh, Alexandre Casin, Johnny Liu Dickson Cheng and Kersten Hui. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to “public shares” are to shares of our Class A ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Report”) or (“Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our proposed business combination with Forbes Global Media Holdings, Inc. (“Forbes”), a BVI business company incorporated in the British Virgin Islands, (the “Business Combination”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1. Business.

Company Overview

We are a blank check company incorporated in the Cayman Islands on January 22, 2021 and formed for the purpose of purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We are an early stage and emerging growth company and, as such, are subject to all of the risks associated with early stage and emerging growth companies.

On January 26, 2021, our Sponsor paid $25,000 in consideration for 5,750,000 Class B ordinary shares (the “founder shares”). The outstanding founder shares included an aggregate of up to 750,000 shares subject to forfeiture by our Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that our Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after our initial public offering (assuming our Sponsor did not purchase any public shares in our initial public offering). On May 11, 2021, 750,000 founder shares were forfeited by the Sponsor.

The registration statement for our initial public offering was declared effective on March 22, 2021. On March 25, 2021, we consummated our initial public offering of 20,000,000 units, at $10.00 per Unit, generating gross proceeds of $200,000,000. Each unit consisted of one Class A ordinary share and one-half of one redeemable warrant ("public warrant"). Each public warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share.

Simultaneously with the closing of our initial public offering, we consummated the sale of 6,000,000 warrants at a price of $1.00 per warrant in a private placement (the “private placement warrants”) to our Sponsor, Magnum Opus Holdings LLC, generating gross proceeds of $6,000,000. Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in a trust account. If we do not complete a business combination within 24 months from the consummation of the initial public offering, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law).

We had granted the underwriter in the initial public offering a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments, if any. In May 2021, the underwriters' over-allotment option expired.

The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the trust account if we do not consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of ordinary shares issued and outstanding upon the completion of our initial public offering plus the total number of Class A ordinary shares issued, deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued to any seller in the initial business combination and any private placement warrants issued to our Sponsor, its affiliates or any member of our management team upon conversion of any working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates is less than $250 million as of the end of that year’s second fiscal quarter or (2) our annual revenues are less than $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is less than $700 million as of the end of that year’s second fiscal quarter.

Proposed Business Combination

On August 26, 2021, the Company, Integrated Whale Media Investment Inc., a BVI business company incorporated in the British Virgin Islands, in its capacity as a seller (“IWM”), and shareholders’ representative (the “Shareholders’ Representative”), Highlander Management LLC, a limited liability company incorporated in the State of Delaware (“Highlander,” and together with IWM, the “Sellers”), Forbes Global Holdings Inc., a BVI business company incorporated in the British Virgin Islands that is a wholly-owned subsidiary of IWM (“FGH”), and Forbes entered into a business combination agreement (as it may be amended from time to time, the “Business Combination Agreement”). FGH is an intermediate holding company between IWM and Forbes that directly owns 95% of the share capital of Forbes and does not otherwise have its own operations. Highlander directly owns the remaining 5% of the share capital of Forbes. Pursuant to the Business Combination Agreement, among other things and subject to the terms and conditions contained therein, (A) the Company will purchase (i) all of the share capital of FGH from IWM and thus, indirectly, 95% of the share capital of Forbes held directly by FGH and (ii) the remaining 5% of the share capital of Forbes from Highlander and (B) all of the outstanding options of Forbes held by each optionholder (the “Optionholders”) (whether vested or unvested) as of the closing of the Business Combination will be cancelled, in each case, in exchange for a combination of cash and newly issued ordinary shares of the Company, par value $0.0001 per share, valued at $10.00 per share. Following the consummation of the transactions, the Company will directly or indirectly hold 100% of the issued share capital of FGH and Forbes.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, the aggregate consideration payable to IWM, Highlander and the Optionholders will be valued at $620,000,000, subject to adjustments for cash and cash equivalents, indebtedness and net working capital of the target companies relative to a target as of the closing of the Business Combination (the “Closing”), which will be paid in a combination of cash and shares of the Company. The Closing Consideration will be allocated among IWM, Highlander and Optionholders on a pro rata basis based on their relative direct or indirect, fully diluted ownership of Forbes (with respect to the Optionholders, on a net “cashless” exercise basis). The aggregate cash consideration will be an amount equal to the Company’s proceeds in connection with a private placement for $10.00 per share for aggregate gross proceeds of $400,000,000 (the “Private Placement”) and the funds in the Company’s trust account as of the Closing, plus cash and cash equivalents of the target companies, minus unpaid transaction expenses of the Company as of the Closing, minus transaction expenses of the Sellers and the target companies as of the Closing, minus $145,000,000. The remainder of the Closing Consideration will be paid in a number of newly issued ordinary shares of the Company valued at $10.00 per share. At the Closing, the Company will deposit with an escrow agent an amount equal to $5,000,000 of the cash consideration, which will be disbursed following the final determination of the Closing Consideration.

Concurrently with the execution of the Business Combination Agreement, the Company, our Initial Shareholders and IWM entered into a support agreement (the “Support Agreement”), pursuant to which each Initial Shareholder has agreed to, among other things, vote to adopt and approve the Business Combination Agreement and the other documents contemplated thereby and the transactions contemplated thereby, not transfer any share of the Company until termination of the Support Agreement, waive or not otherwise perfect any anti-dilution or similar protection with respect to any Founder shares and not elect to have any share of the Company redeemed in connection with the transactions.

Concurrently with the execution of the Business Combination Agreement, the Company, our Initial Shareholders, IWM and Highlander entered into an investor rights agreement (the “Investor Rights Agreement”). On February 10, 2022, the Company, the Sponsor, IWM and Binance entered into an amended and restated investor rights agreement (the “Amended and Restated Investor Rights Agreement”), which amended and replaced the original Investor Rights Agreement dated as of August 26, 2021 in its entirety. Pursuant to the Amended and Restated Investor Rights Agreement, (i) the board of directors of the post-combination company shall be comprised of nine (9) directors at and immediately following the Closing, of which one individual shall be nominated by the Sponsor, two individuals shall be nominated by IWM, one individual shall be the chief executive officer of combined company, two individuals shall be nominated by Binance and three individuals shall be jointly nominated by unanimous agreement of the Sponsor, IWM and Binance; (ii) the board of directors of the post-combination company shall be divided into three classes of directors, with each class serving for staggered three-year terms; (iii) the Company will agree to undertake certain resale shelf registration obligations in accordance with the Securities Act and certain holders have been granted customary demand and piggyback registration rights; (iv) each party to the to the Amended and Restated Investor Rights Agreement (including parties to the original Investor Rights Agreement) agrees to a twelve (12)-month lock-up period following the Closing for the shares and warrants of the Company owned by such party, subject to certain customary exceptions; and (v) the Company shall form a steering committee, including two directors nominated by Binance and any other directors as may be determined by the New Forbes Board from time to time, who will advise and provide insights to the management team and the board on recent developments in cryptocurrencies and related assets to inform the Company’s digital media coverage and product development strategies.

Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements with certain investors (the "Initial PIPE Investors"), pursuant to which the Initial PIPE Investors have agreed to, in connection with the Closing, purchase an aggregate of 40,000,000 Class A ordinary shares of the Company in a private placement for $10.00 per share for aggregate gross proceeds of $400,000,000. On February 1, 2022, Binance Capital Management Co., Ltd., a business company incorporated under the laws of the British Virgin Islands (“Binance”, and together with other Initial PIPE Investors that did not assign their obligations under the subscription agreements, the “PIPE Investors”), agreed to invest $200,000,000 in the Private Placement by assuming from certain of the Initial PIPE Investors all or a portion of their obligations under their respective subscription agreements to purchase an aggregate of 20,000,000 Class A ordinary shares of the Company in a private placement for $10.00 per share. Our Sponsor, officers, directors and their affiliates will not participate in the Private Placement. The proceeds from the Private Placement will be used to partially fund the cash consideration to be paid to IWM, Highlander and the Optionholders at the Closing and transaction expenses of the Company, Sellers and target companies, with any remainder used to fund working capital of post-combination company. Under the Subscription Agreements, the obligations of the parties (or, in some cases, some of the parties) to consummate the Private Placement are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, (i) the absence of a legal prohibition on consummating the Private Placement; (ii) all conditions precedent under the Business Combination Agreement having been satisfied or waived; (iii) the accuracy of representations and warranties in all material respects; and (iv) material compliance with covenants.

On November 22, 2021, we filed a preliminary proxy statement on Schedule 14A relating to the Business Combination (the "Proxy Statement"). The Business Combination is expected to close in the first quarter of 2022, subject to approval by our shareholders and other customary closing conditions.

Our publicly traded Class A ordinary shares, public units and public warrants are currently listed on the New York Stock Exchange under the symbols "OPA," "OPA.U" and "OPA WS," respectively. We intend to apply to continue the listing of our public shares and public warrants on the NYSE under the symbols "FRBS" and "FRBSW," respectively, upon the Closing.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains provisions designed to provide certain rights and protections relating to the initial public offering that will apply to us until the completion of our initial business combination. These provisions cannot be amended without a special resolution. As a matter of Cayman Islands law, a resolution is deemed to be a special resolution where it has been approved by either (i) at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given; or (ii) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a general meeting of the Company (i.e., the lowest threshold permissible under Cayman Islands law), or by a unanimous written resolution of all of our shareholders.

Our Initial Shareholders will participate in any vote to amend our amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	If we are unable to complete our initial business combination within 24 months from the closing of the initial public offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per- share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less franchise and income taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law;
●	Prior to our initial business combination, we may not issue additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on our initial business combination;
●	Although we do not intend to enter into a business combination with a target business that is affiliated with our Sponsor, our directors or our officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm that such a business combination is fair to our company from a financial point of view;
●	If a shareholder vote on our initial business combination is not required by law and we do not decide to hold a shareholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act;
●	We must complete one or more business combinations having an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination;
●	If our shareholders approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, we will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein; and
●	We will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In addition, our amended and restated memorandum and articles of association provide we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the initial public offering, in order to, among other reasons, satisfy such net tangible assets requirement.

The Companies Act permits a company incorporated in the Cayman Islands to amend its memorandum and articles of association with the approval of a special resolution. A company’s articles of association may specify that the approval of a higher majority is required but, provided the approval of the required majority is obtained, any Cayman Islands exempted company may amend its memorandum and articles of association regardless of whether its memorandum and articles of association provides otherwise.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space at Unit 1009, IBC Tower, Three Garden Road, Central, Hong Kong as our executive offices. We consider our current office space adequate for our current operations.

Employees

We currently have three officers: Jonathan Lin, our Chief Executive Officer, Frank Han, our President, and Kevin Lee, our Chief Financial Officer. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been elected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently utilize office space at Unit 1009, IBC Tower, Three Garden Road, Central, Hong Kong as our executive offices. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, ordinary shares, and warrants are each traded on the New York Stock Exchange under the symbols “OPA.U,” “OPA,” and “OPA WS,” respectively.

Holders

As of December 31, we had 1 holder of record of our ordinary shares, 1 holder of record of our units, and two holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On January 26, 2021, our founder acquired 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Also, on January 26, 2021, our founder assigned 500,000 founder shares to certain officers, directors and advisory board members, for their management, board and advisory services, including 162,500 shares each to the Chief Financial Officer and President and 50,000 shares to each of Messrs. Sammy Hsieh and Alexandre Casin and 25,000 shares to each of Messrs. Johnny Liu, Dickson Cheng and Kersten Hui. Prior to the initial investment of $25,000 by our Sponsor, we had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. On May 11, 2021, 750,000 founder were forfeited by the Sponsor.

Simultaneously with the closing of our initial public offering, we consummated the sale of 6,000,000 warrants at a price of $1.00 per warrant in a private placement (the “private placement warrants”) to our Sponsor, generating gross proceeds of $6,000,000. Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from our initial public offering held in a trust account.

Use of Proceeds

On March 25, 2021, we consummated our initial public offering of 20,000,000 units, at $10.00 per unit, generating gross proceeds of $200,000,000.

Simultaneously with the closing of our initial public offering, we consummated the sale of 6,000,000 private placement warrants at a price of $1.00 per warrant, generating gross proceeds of $6,000,000.

Transaction costs amounted to $11,470,467 consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees, and $470,467 of other offering costs.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on January 22, 2021. The Company was formed for the purpose of purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company is not limited to a particular industry or geographic region for purposes of consummating a business combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from January 22, 2021 (inception) through December 31, 2021 were organizational activities necessary to prepare for the our initial public offering, identifying a target for our business combination, and activities in connection with the proposed business combination with Forbes. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 22, 2021 (inception) through December 31, 2021, we had net loss of $691,661, which resulted from formation and operating costs of $4,094,759, expensed offering costs of $867,351, and a loss on the sale of private placement warrants of $2,880,000, offset in part by a gain on the change in fair value of warrant liabilities of $7,140,000 and interest income on investments held in the Trust Account of $10,449.

Proposed Business Combination

On August 26, 2021, the Company, IWM, Highlander, FGH and Forbes entered into the Business Combination Agreement. The Business Combination Agreement provides that, at the Closing contemplated by the Business Combination Agreement, the Company will purchase from IWM and Highlander, directly or indirectly, all of the shares of FGH and Forbes and the outstanding options of Forbes held by each Optionholder (whether vested or unvested) will be cancelled in exchange for a combination of cash and newly issued ordinary shares of the Company valued at $10.00 per share. Following the consummation of the transactions, the Company will directly or indirectly hold 100% of the issued share capital of FGH and Forbes. For more information about the transactions contemplated by the Business Combination Agreement, please refer to the Proxy Statement.

Liquidity and Capital Resources

On March 25, 2021, we consummated an initial public offering of 20,000,000 units generating gross proceeds to the Company of $200,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 6,000,000 warrants to Magnum Opus Holdings LLC at a purchase price of $1.00 per warrant, generating gross proceeds of $6,000,000. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in the trust account. If the

Company does not complete a business combination by March 25, 2023 (or such later date as may be approved by our shareholders in an amendment to our memorandum and articles of association), the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

For the period from January 22, 2021 (inception) through December 31, 2021, net cash used in operating activities was $1,071,882, which was due to non-cash adjustments to net loss related to a change in the fair value of warrant liabilities of $7,140,000, interest income on investments held in Trust Account of $10,449, and a net loss of $691,661- offset in part by our non-cash adjustments to net loss related to loss on the sale of private placement warrants of $2,880,000 and expensed offering costs of $867,351, and changes in working capital of $3,022,877.

For the period from January 22, 2021 (inception) through December 31, 2021, net cash used in investing activities of $200,000,000 was the result of the amount of proceeds from the initial public offering and sale of private placement warrants deposited to the trust account.

For the period from January 22, 2021 (inception) through December 31, 2021, net cash provided by financing activities of $201,554,533 was comprised of $196,000,000 in net proceeds from the issuance of units in the initial public offering, $6,000,000 in proceeds from the sale of the private placement warrants and $25,000 from the issuance of founder shares to our Sponsor, partially offset by the payment of $470,467 for offering costs associated with the initial public offering.

As of December 31, 2021, we had cash of $482,651 held outside the trust account. We intend to use the funds held outside the trust account primarily to evaluate target businesses, perform business due diligence on prospective target businesses, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

Registration Rights

The holders of the founder shares, private warrants and warrants that may be issued upon conversion of any working capital loans (as defined below), and any Class A ordinary shares issuable upon the exercise of these warrants have registration and shareholder rights to require the Company to register a sale of any such securities held by them pursuant to a registration and shareholder rights agreement entered into in connection with our initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Under the Underwriting Agreement, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,000,000 in the aggregate. In January 2022, the deferred underwriting fees were reduced to $0.2625 per Unit, or $5,250,000 in the aggregate pursuant to a letter agreement among the Company, Credit Suisse Securities (USA) LLC and JonesTrading Institutional Services LLC. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, including the Business Combination, subject to the terms of the underwriting agreement.

Administrative Service Agreement

The Company entered into an agreement, commencing on March 22, 2021, to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon the completion of a business combination or liquidation, the Company will cease paying these monthly fees.

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

Class A ordinary shares subject to possible redemption

All of the 20,000,000 shares of Class A ordinary shares sold as part of the units in the initial public offering contain a redemption feature which allows for the redemption of such shares of Class A ordinary shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with our business combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification ("ASC") 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net earnings by the weighted-average number of ordinary shares outstanding during the period. As the public shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B shares of ordinary shares. The Company has not considered the effect of the warrants sold in the initial public offering and the sale of the private placement warrants to purchase an aggregate of 16,000,000 shares in the calculation of diluted loss per share, since the warrants are contingently exercisable, and the contingencies have not yet been met.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the notes thereto begin on page F-1 of this annual report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

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

In connection with the preparation of the Quarterly Report for September 30, 2021 on Form 10-Q, we revised our prior position on accounting for redeemable ordinary shares. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are not effective as of December 31, 2021 because of the identification of a material weakness in our internal control over financial reporting relating to the accounting treatment for complex financial instruments. A material weakness,  as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Company's audited financial statement as of March 25, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 to reclassify our redeemable ordinary shares.

Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Other than the material weakness and remediation efforts mentioned above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Position
Jonathan Lin	37	Chairman of the Board, Director and Chief Executive Officer
Frank Han	38	President
Kevin Lee	36	Director and Chief Financial Officer
Sammy Hsieh	48	Independent Director
Alexandre Casin	48	Independent Director
Dickson Cheng	52	Independent Director
Johnny Liu	43	Independent Director

Executive Officers

Jonathan Lin, 37, has been our Chairman of the Board and Chief Executive Officer since our inception in January 2021. Mr. Lin is Co-Founder, Partner and Chief Investment Officer at L2 Capital. Mr. Lin has over a decade of investment experience across multiple geographies overseeing strategies from public to private investments. Prior to co-founding L2 Capital in 2020, Mr. Lin served as a Portfolio Manager and a Managing Director at Point72, a $15 billion alternative investment firm, where he managed an equities portfolio and led a team of analysts and traders from 2016 to 2020. Prior to joining Point72, Mr. Lin worked at Och-Ziff Capital Management, a $36 billion multi-strategy investment firm, from 2011 to 2016, where he focused on merger arbitrage, event-driven, private equity and served as a non-executive director on multiple Och-Ziff portfolio companies. Prior to joining Och-Ziff Capital Management, Mr. Lin was with Madison Dearborn Partners, a $26 billion private equity firm, from 2008 to 2010, where he focused on TMT investments. From 2006 to 2008, Mr. Lin was in investment banking, mergers and acquisitions group, at Citigroup in New York. Mr. Lin holds a Bachelor of Commerce with Honors from the University of British Columbia and is a Leslie Wong Fellow.

Frank Han, 38, has been our President since our inception in January 2021. Mr. Han is a Co-Founder and Partner at L2 Capital. Mr. Han has over a decade of experience in private equity. From 2012 to 2019, he was based in Hong Kong and Shanghai as a Senior Principal at the Blackstone Group, the largest alternate asset manager in the world with over $619 billion in assets under management as of 2020, leading the sourcing and execution of private equity investments in Greater China for Blackstone Capital Partners, the flagship private equity fund, from 2012 to 2019. At Blackstone, Mr. Han deployed $2 billion in enterprise value and served on the boards of multiple portfolio companies. Prior to joining Blackstone, Mr. Han worked at the buyout group of The Carlyle Group in both China and Washington D.C. He also worked at Goldman Sachs’ Asian Special Situations Group in Hong Kong and McKinsey & Co. in New York. Mr. Han holds a Bachelor of Science, magna cum laude, from the New York University and a Master of Business Administration from the Wharton School of the University of Pennsylvania.

Kevin Lee, 36, has been our Chief Financial Officer and Director of our board of directors since our inception in January 2021. Mr. Lee is a Co-Founder and Partner at L2 Capital. Mr. Lee has over ten years of experience as a capital markets advisor, venture investor and operator. From 2015 to 2020, Mr. Lee served as an Investment Director in the venture capital arm of Gallant Investment Partners, a Hong Kong-based family-office investment firm, where he focused on early-stage media and technology investments in the FinTech, SaaS and data services space. While at Gallant Investment Partners, Mr. Lee also led one of its portfolio companies, Genesis Games, as the Chief Executive Officer and Director, where he transformed the organization from an independent games studio to a global enterprise software company, with offices across the globe. As the Chief Executive Officer, Mr. Lee expanded the company’s product offerings, grew Asia into Genesis Games’ largest business segment, incubated the artificial intelligence division to become the company’s core competency, and successfully led the sale of Genesis Games to a European strategic conglomerate in 2020. Prior to his role at Gallant Investment Partners and Genesis Games, Mr. Lee worked at Standard Chartered Bank in Hong Kong, covering financial sponsors in the Asia-Pacific region with a focus on take-private and growth capital transactions in Greater China. Previously, he was in the Leveraged Finance and Mergers & Acquisitions groups at Citigroup and BMO Capital Markets, respectively.

Mr. Lee holds a Bachelor of Commerce with honors from the University of British Columbia and a Master of Finance with high distinction from the University of Toronto. He also holds a Chartered Financial Analyst (CFA) designation and a Chartered Professional Accountant (CPA) designation from British Columbia, Canada.

Directors

Sammy Hsieh, 48, has served as our Director since March 2021. Mr. Hsieh has served as the Chairman of the Board for iClick Interactive Limited (NASDAQ: ICLK) since he founded it in 2009. iClick Interactive Limited is a leading independent online marketing and enterprise data solutions provider in China, with strong integration on WeChat, a widely used social platform that is owned and operated by Tencent Holdings Limited. For the past 20 years, Mr. Hsieh has held senior positions in a number of prominent technology companies. Prior to founding iClick Interactive Limited, from 2008 to 2009, he served as the General Manager of the Asia Pacific region for Efficient Frontier, a firm which was acquired by Adobe Systems in 2011. From 2000 to 2008, he was a Director of Search Marketing for Yahoo Hong Kong, where he led and managed the company’s business operations including sales, marketing, business development and product management. He also worked in a variety of sales and marketing positions at LVMH Group and British American Tobacco prior to joining Yahoo Hong Kong. Mr. Hsieh holds a bachelor’s degree in economics from the University of California, Los Angeles.

Alexandre Casin, 48, has served as our Director since March 2021. Mr. Casin is the founder of Nendo Labs Limited, an investment firm focused on growth equity with a sustainable vision founded in 2020 and is also a Founding Partner of You&MrJones LLC, a leading BrandTech company founded in 2015 and last valued at over $1.3 billion. Mr. Casin has 20 years of experience in investment banking. He worked as a Managing Director at Bank of America Merrill Lynch from 2011 to 2017, based in London, where he worked closely with sovereign wealth funds, alternative investment groups and family offices across a variety of financing and investment solutions. He also worked at UBS AG in its investment banking team from 2000 to 2011. In 2017, he founded Poincaré Capital Management in Hong Kong, a joint venture with Natixis Group, and served as its Chief Executive Officer from 2017 to 2020. Mr. Casin graduated with a bachelors’ degree in economics and finance from the European Business School, and holds a master’s degree in business law and finance from the University of Caen. Mr. Casin completed the first-year PhD program in Operations Research at Sorbonne University.

Dickson Cheng, 52, has served as our Director since March 2021. Mr. Cheng is currently a Managing Director and Head of Investment Banking at Shanggu Securities Limited, a firm which he co-founded in 2017. Mr. Cheng has over 20 years of experience in investment banking and capital markets. He has served as an independent Non-Executive Director of China Lesso Group (2128.HK) since 2018. Prior to both of these roles, from 2016 to 2017, he was a Consultant at GLM Company Limited, where he helped expand the company and bring in leading Hong Kong family offices. From 1994 to 2016, Mr. Cheng also previously worked at Mizuho Mitsubishi UF, Mizuho Securities Asia Limited, ICEA Capital Limited, BOCI Asia Limited, the Bank of New York and JP Morgan. Mr. Cheng has significant experience partnering with a wide range of enterprises, including Chinese state-owned enterprises, private companies and listed companies. Mr. Cheng holds a bachelor’s degree in economics from the University of Toronto and a Master of Applied Finance from the Macquarie University in Sydney.

Johnny Liu, 43, has served as our Director since March 2021. Mr. Liu has over ten years of experience in investment banking, corporate finance and high net worth asset management. Mr. Liu has served as a Managing Director at Nomura International (Hong Kong) Limited, a Japanese global financial services company since 2020, where he advises and works with ultra-high-net-worth individuals including entrepreneurs and family office clients. Prior to this role, from 2018 to 2019, he was a Managing Director and Head of Ultra-High-Net-Worth Solutions, Greater China for UBS AG. Prior to joining UBS AG, Mr. Liu served as a Managing Director and Head of the Global

Solutions Group of HSBC in Asia from 2016 to 2018. Between 2004 and 2016, Mr. Liu worked at Credit Suisse in both the Investment Banking and Private Banking Division. Mr. Liu holds a bachelor’s degree in economics from the University College of London.

Committees of the Board of Directors

We have three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee.

Audit Committee

Johnny Liu, Dickson Cheng and Alexandre Casin serve as members of our audit committee. Our board of directors has determined that each of Johnny Liu, Dickson Cheng and Alexandre Casin are independent under the the NYSE listing standards and applicable SEC rules. Johnny Liu serves as the chairman of the audit committee. Under the NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Johnny Liu qualifies as an "audit committee financial expert" as defined in applicable SEC rules

The audit committee is responsible for:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Sammy Hsieh and Johnny Liu serve as members of our compensation committee. Sammy Hsiesh is the chair the compensation committee.

Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Sammy Hsieh and Johnny Liu are independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Sammy Hsieh and Alexandre Casin. Sammy Hsieh is the chair of the nominating and corporate governance committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Sammy Hsieh and Alexandre Casin are independent.

The nominating and corporate governance committee’s responsibilities include, among other things:

●	identifying individuals qualified to become members of the board of directors, consistent with criteria approved by the board of directors;
●	recommending to the board of directors the nominees for election to the board of directors at annual meetings of shareholders;
●	overseeing an evaluation of the board of directors and its committees; and
●	developing and recommending to the board of directors a set of corporate governance guidelines.

We believe that the composition and functioning of the nominating and corporate governance committee meets the requirements for independence under the current NYSE listing standards.

The board of directors may from time to time establish other committees.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

We have also entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Additionally, in connection with the successful completion of our initial business combination, we may determine to provide a payment to our Sponsor, officers, directors, advisors or our or their affiliates; however any such payment would not be made from the proceeds of the initial public offering held in the trust account and we currently do not have any agreement or arrangement with any such party to do so. Our audit committee reviews on a quarterly basis all payments that were or are to be made to our Sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to our board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year-End

We do not have any equity incentive plans under which to grant awards.

Employment Agreements

We do not currently have any written employment agreements with any of our directors and officers.

Retirement/Resignation Plans

We do not currently have any plans or arrangements in place regarding the payment to any of our executive officers following such person’s retirement or resignation.

Director Compensation

We have not paid our directors fees in the past for attending board meetings. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our Class A and Class B ordinary shares as of February 16, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Class A and Class B ordinary shares;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Class A and Class B ordinary shares beneficially owned by them.

The beneficial ownership of our Class A and Class B ordinary shares is based on 25,000,000 ordinary shares issued and outstanding as of February 16, 2022, consisting of 20,000,000 Class A ordinary shares and 5,000,000 Class B ordinary shares.

		Approximate
	Number of Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner (1)	Owned (2)	Ordinary Shares
Officers and Directors
Jonathan Lin(3)	4,500,000	18.0%
Frank Han	162,500		*
Kevin Lee	162,500		*
Sammy Hsieh	50,000		*
Alexandre Casin	50,000		*
Johnny Liu	25,000		*
Dickson Cheng	25,000		*
All executive officers and directors as a group (seven individuals)	4,975,000	19.9%
Greater than 5% Holders:
Magnum Opus Holdings LLC(3)	4,500,000	18.0%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is Unit 1009, IBC Tower, Three Garden Road, Central, Hong Kong.
(2)	Interests shown consist solely of Class B ordinary shares and the Class A ordinary shares into which these shares will convert concurrently with the consummation of our initial business combination.
(3)

Magnum Opus Holdings LLC, our Sponsor, is the record holder of such shares. Mr. Jonathan Lin, who holds 100% of the voting securities of our Sponsor, may be entitled to distributions of the founder shares and has voting and investment discretion with respect to the ordinary shares held of record by our Sponsor. Mr. Jonathan Lin disclaims beneficial ownership over any securities owned by our Sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The business address of Magnum Opus Holdings LLC and Mr. Jonathan Lin is Unit 1009, ICBC Tower, Three Garden Road, Central, Hong Kong.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On January 26, 2021, our Sponsor acquired 5,750,000 shares of founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Prior to the consummation of our initial public offering, our Sponsor assigned 500,000 founder shares to certain officers, directors and advisory board members, for their management, board and advisory services, including 162,500 shares each to the Chief Financial Officer and President and 50,000 shares each to two of our independent directors and 25,000 shares each to three of our independent directors. Prior to the initial investment of $25,000 by our Sponsor, we had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. On May 11, 2021, 750,000 founder shares were forfeited by the Sponsor.

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

In February 2022, the Company, the Sponsor and Michael Federle, Forbes’s Chief Executive Officer, entered into a Transaction Bonus Plan and Agreement to Assign Founder Shares, pursuant to which the Sponsor will transfer 200,000 Founder Shares to Mr. Federle immediately following and contingent upon the Closing as part of a transaction bonus.

Sale of Private Placement Warrants

Simultaneously with the closing of the initial public offering, we consummated the sale of 6,000,000 warrants at a price of $1.00 per warrant in a private placement (the "private placement warrants") to our Sponsor, generating gross proceeds of $6,000,000. Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from our initial public offering held in the trust account. If we do not complete an initial business combination within 24 months from the closing of our initial public offering, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

Promissory Note - Related Party

On January 26, 2021, we issued an unsecured promissory note to our Sponsor (the “Promissory Note”), pursuant to which we could borrow up to $300,000 to cover expenses related to our initial public offering. The Promissory Note was non-interest bearing and was payable on the earlier of December 31, 2021 or the completion of our initial public offering. We did not borrow any amount under the Promissory Note.

Administrative Service Agreement

We entered into an agreement, commencing on March 22, 2021, to pay our Sponsor a total of $10,000 per month for secretarial and administrative support. Upon completion of an initial business combination or liquidation, we will cease paying these monthly fees.

Registration Rights

The holders of the founder shares, private warrants and warrants that may be issued upon conversion of any working capital loans, and any Class A ordinary shares issuable upon the exercise of these warrants have registration and shareholder rights to require the Company to register a sale of any such securities held by them pursuant to a registration and shareholder rights agreement entered into in connection with our initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Concurrently with the execution of the Business Combination Agreement, the Company, our Initial Shareholders, IWM and Highlander entered into an Investor Rights Agreement. On February 10, 2022, the Company, the Sponsor, IWM and Binance entered into the Amended and Restated Investor Rights Agreement, which amended and replaced the original Investor Rights Agreement dated as of August 26, 2021 in its entirety. Pursuant to the Amended and Restated Investor Rights Agreement, (i) the board of directors of the post-combination company shall be comprised of nine (9) directors at and immediately following the Closing, of which one individual shall be nominated by the Sponsor, two individuals shall be nominated by IWM, one individual shall be the chief executive officer of combined company, two individuals shall be nominated by Binance and three individuals shall be jointly nominated by unanimous agreement of the Sponsor, IWM and Binance; (ii) the board of directors of the post-combination company shall be divided into three classes of directors, with each class serving for staggered three-year terms; (iii) the Company will agree to undertake certain resale shelf registration obligations in accordance with the Securities Act and certain holders have been granted customary demand and piggyback registration rights; (iv) each party to the to the Amended and Restated Investor Rights Agreement (including parties to the original Investor Rights Agreement) agrees to a twelve (12)-month lock-up period following the Closing for the shares and warrants of the Company owned by such party, subject to certain customary exceptions; and (v) the Company shall form a steering committee, including two directors nominated by Binance and any other directors as may be determined by the New Forbes Board from time to time, who will advise and provide insights to the management team and the board on recent developments in cryptocurrencies and related assets to inform the Company’s digital media coverage and product development strategies.

Director Independence

We are required to comply with the applicable rules of such exchange in determining whether a director is independent. Our board of directors has determined that each of Sammy Hsieh, Alexandre Casin, Dickson Cheng and Johnny Liu qualifies as “independent” as defined under applicable SEC rules and the NYSE listing standards.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $89,000. The above amount includes interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021.

Pre-Approval Policy

Since the formation of our audit committee upon the consummation of our initial public offering, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved all auditing services provided by Marcum set forth above for 2021.

Item 15. Exhibits, Financial Statement Schedules.

a.	The following documents are filed as part of this Annual Report:

Financial Statements: See "Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

b.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

No.	Description of Exhibit
1.1

Underwriting Agreement, dated March 23, 2021, by and between the Company and Credit Suisse Securities (USA) LLC, as representative of the underwriters. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 25, 2021).

2.1

Business Combination Agreement, dated as of August 26, 2021, by and among Magnum Opus Acquisition Limited, Integrated Whale Media Investment Inc., Highlander Management LLC, Forbes Global Holdings Inc. and Forbes Global Media Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on August 26, 2021).

No.	Description of Exhibit
3.1

Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 25, 2021).

3.2	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Annex B to the Proxy Statement filed by the Company on November 22, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253688) filed with the SEC on March 1, 2021).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253688) filed with the SEC on March 1, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-253688) filed with the SEC on March 1, 2021).
4.4

Warrant Agreement, dated March 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 25, 2021).

4.5	Description of Securities of the Company.
10.1

Letter Agreement, dated March 23, 2021, by and among the Company, its executive officers, its directors, its advisory board member and Magnum Opus Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 25, 2021).

10.2

Investment Management Trust Agreement, dated March 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 25, 2021).

10.3

Registration and Shareholder Rights Agreement, dated March 23, 2021, by and between the Company and Magnum Opus Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 25, 2021).

10.4

Private Placement Warrants Purchase Agreement, dated March 23, 2021, by and between the Company and Magnum Opus Holdings LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 25, 2021).

10.5

Administrative Services Agreement, dated March 22, 2021, by and between the Company and Magnum Opus Holdings LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 25, 2021).

10.6

Indemnity Agreement, dated March 23, 2021, by and between the Company and Alexandre Casin. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 25, 2021).

10.7

Indemnity Agreement, dated March 23, 2021, by and between the Company and Dickson Cheng. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 25, 2021)

10.8

Indemnity Agreement, dated March 23, 2021, by and between the Company and Frank Han (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 25, 2021).

No.	Description of Exhibit
10.9

Indemnity Agreement, dated March 23, 2021, by and between the Company and Xing Ling Liu (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 25, 2021).

10.10

Indemnity Agreement, dated March 23, 2021, by and between the Company and Hou Pu Jonathan Lin (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 25, 2021).

10.11

Indemnity Agreement, dated March 23, 2021, by and between the Company and Tung Wai Hui (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 25, 2021).

10.12

Indemnity Agreement, dated March 23, 2021, by and between the Company and Ka Man Kevin Lee (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 25, 2021).

10.13

Indemnity Agreement, dated March 23, 2021, by and between the Company and Wing Hong Sammy Hsieh (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 25, 2021).

10.14	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on August 26, 2021).
10.15

Support Agreement, dated as of August 26, 2021, by and among Magnum Opus Acquisition Limited, Magnum Opus Holdings LLC, Integrated Whale Media Investment Inc. and other parties listed thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on August 26, 2021).

10.16

Amended and Restated Investor Rights Agreement, dated as of February 10, 2022, by and among Magnum Opus Acquisition Limited, Magnum Opus Holdings LLC, Integrated Whale Media Investment Inc., Highlander Management LLC and other parties listed thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on February 10, 2022).

10.17

Promissory Note issued to Magnum Opus Holdings LLC, dated February 11, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-253688) filed with the SEC on March 1, 2021).

10.18

Securities Subscription Agreement between Magnum Opus Holdings LLC and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-253688) filed with the SEC on March 1, 2021).

14.1	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253688) filed with the SEC on March 1, 2021).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No.	Description of Exhibit
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*Filed herewith

**Furnished herewith

MAGNUM OPUS ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Magnum Opus Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Magnum Opus Acquisition Limited (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from January 22, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 22, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

West Palm Beach, FL
February 16, 2022

MAGNUM OPUS ACQUISITION LIMITED

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Current assets:
Cash	$482,651
Prepaid expenses	99,756
Total current assets	582,407
Investments held in Trust Account	200,010,449
Total assets	$200,592,856

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,122,633
Total current liabilities	3,122,633
Deferred underwriting fee payable	7,000,000
Warrant liabilities	16,540,000
Total liabilities	26,662,633

Commitments
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value	200,000,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 20,000,000 shares issued and no shares outstanding (excluding 20,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(26,070,277)
Total shareholders' deficit	(26,069,777)
Total liabilities and shareholders' deficit	$200,592,856

The accompanying notes are an integral part of these financial statements.

MAGNUM OPUS ACQUISITION LIMITED

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$4,094,759
Expensed offering costs	867,351
Loss from operations	(4,962,110)
Interest income on Trust Account	10,449
Loss on sale of private placement warrants	(2,880,000)
Change in fair value of warrant liabilities	7,140,000
Net loss	$(691,661)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	16,384,840
Basic and diluted net loss per share, Class A ordinary shares	$(0.03)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,941,691
Basic and diluted net loss per share, Class B ordinary shares	$(0.03)

The accompanying notes are an integral part of these financial statements.

MAGNUM OPUS ACQUISITION LIMITED

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(24,425)	(25,378,691)	(25,403,116)
Forfeiture of Class B ordinary shares	—	—	(750,000)	(75)	—	75	—
Net loss	—	—	—	—	—	(691,661)	(691,661)
Balance – December 31, 2021	—	$—	5,000,000	$500	$—	$(26,070,277)	$(26,069,777)

The accompanying notes are an integral part of these financial statements.

MAGNUM OPUS ACQUISITION LIMITED

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(691,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Expensed offering costs	867,351
Interest income on investments held in Trust Account	(10,449)
Loss on sale of private placement warrants	2,880,000
Change in fair value of warrant liabilities	(7,140,000)
Changes in operating assets and liabilities:
Prepaid expenses	(99,756)
Accrued expenses	3,122,633
Net cash used in operating activities	(1,071,882)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(200,000,000)
Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from initial public offering, net of underwriter's discount paid	196,000,000
Proceeds from sale of private placement warrants	6,000,000
Offering costs paid	(470,467)
Net cash provided by financing activities	201,554,533

Net Change in Cash	482,651
Cash — Beginning of Period	—
Cash — End of Period	$482,651

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A ordinary shares subject to redemption to redemption value	$25,403,116
Deferred underwriting fee payable	$7,000,000
Forfeiture of Class B ordinary shares	$75

The accompanying notes are an integral part of these financial statements.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”).

The registration statement for the Company’s Initial Public Offering was declared effective on March 22, 2021. On March 25, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Magnum Opus Holdings LLC (the “Sponsor”), generating gross proceeds of $6,000,000, which is described in Note 4.

Transaction costs amounted to $11,470,467, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees, and $470,467 of other offering costs. In addition, as of December 31, 2021, cash of $482,651 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Concurrently with the execution of the Amended and Restated Investor Rights Agreement made by and among the Company, Magnum Opus Holdings LLC (the “Sponsor”), IWM, and Binance Capital Management Co., Ltd. (“Binance”), Binance has entered into certain assignment and assumption agreements with the Company and other parties, pursuant to which Binance has agreed to subscribe for 20,000,000 Class A ordinary shares of the Company concurrently with the Closing. Binance’s investment will be through Binance’s assumption of the subscription agreements representing $200,000,000 of the $400,000,000 PIPE Financing. With Binance assuming

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

existing PIPE commitments, the overall size of the PIPE will remain at $400,000,000, and Binance’s investment will be according to substantially the same terms as the existing PIPE investors.

Going Concern Consideration

As of December 31, 2021, the Company had $482,651 in cash held outside of the Trust Account and working capital deficit of $2,540,226. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the earlier of the consummation of a Business Combination or one year from this filing. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company's plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments Held in Trust Account

As of December 31, 2021, the Company had $200,010,449 in investments held in the Trust Account. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

As of December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Warrants was estimated using a Modified Black-Scholes model (see Note 9).

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Net Loss Per Ordinary Share

Net loss per common share is computed by dividing net loss by the weighted-average number of shares of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B shares of ordinary shares. At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the period from
	January 22, 2021
	(inception) through
	December 31, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(531,392)	$(160,269)
Denominator:
Basic and diluted weighted average shares outstanding	16,384,840	4,941,691
Basic and diluted net loss per share of ordinary share	$(0.03)	$(0.03)

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

See Note 9 for additional information on assets and liabilities measured at fair value.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant  (each whole warrant, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A Ordinary Share at an exercise price of $11.50 per whole share (see Note 7).

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Administrative Support Agreement

The Company entered into an agreement, commencing on March 22, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon the completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from January 22, 2021 (inception) through December 31, 2021, the Company incurred $100,000 in fees for these services. As of December 31, 2021, $10,000 related to this agreement is recorded in accrued expenses on the condensed balance sheet.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

At December 31, 2021, there were 10,000,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 20,000,000 Class A ordinary shares issued and no shares outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$200,010,449	$200,010,449	$—	$—
Liabilities
Warrant liability - Public Warrants	$10,300,000	$10,300,000	$—	$—
Warrant liability- Private Placement Warrants	$6,240,000	$—	$—	$6,240,000

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of December 31, 2021 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Public Warrants:

At March 25, 2021
(Initial
Measurement)
Stock price	$9.76
Strike price	$11.50
Probability of completing a Business Combination	83.0%
Expected life of the option to convert (in years)	6.59
Volatility	4.5% pre-merger / 25.0% post-merger
Risk-free rate	1.19%
Fair value of warrants	$1.48

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	At March 25, 2021
	(Initial	As of December 31,
	Measurement)	2021
Stock price	$9.76	$9.92
Strike price	$11.50	$11.50
Probability of completing a Business Combination	83.0%	*
Dividend yield	—%	—%
Remaining term (in years)	6.59	5.25
Volatility	21.3%	15.1%
Risk-free rate	1.19%	1.28%
Fair value of warrants	$1.48	$1.04

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants

The following table presents the changes in the fair value of warrants liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 22, 2021 (inception)	$—	$—	$—
Initial measurement at March 25, 2021	8,880,000	14,800,000	23,680,000
Change in fair value of warrant liabilities	(2,640,000)	(4,500,000)	(7,140,000)
Fair value as of December 31, 2021	$6,240,000	$10,300,000	$16,540,000

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table presents the changes in the fair value of the Company's Level 3 financial instruments that are measured at fair value:

Fair value as of January 22, 2021 (inception)	$—
Initial measurement at March 25, 2021	23,680,000
Change in fair value	(7,140,000)
Transfer of Public Warrants to Level 1 measurement	(10,300,000)
Fair value as of December 31, 2021	$6,240,000

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $7,140,000 within change in fair value of warrant liabilities in the Statement of Operations for the period from January 22, 2021 (inception) through December 31, 2021, respectively.

NOTE 10. SUBSEQUENT EVENTS

On January 10th, 2022, the Company entered into a letter agreement with Credit Suisse USA LLC and JonesTrading Institutional Services LLC (the "Underwriters") in which the deferred discount to be paid to such Underwriters was reduced from $0.350 per Unit to $0.2625 per Unit. The letter agreement resulted in the aggregate amount of the deferred discount to be paid to such Underwriters being reduced from $7,000,000 to $5,250,000. In addition the Company entered into letter agreements with Needham & Company, LLC and Cantor Fitzgerald & Co. (the "Advisors") in which the Advisors shall provide capital markets advisory services on behalf of the Company.

On February 10, 2022, in connection with the proposed investment by Binance, the Company, Magnum Opus Holdings LLC, a Cayman Islands limited liability company (“Sponsor”), IWM and Binance entered into an amended and restated investor rights agreement (the “Amended and Restated Investor Rights Agreement”), which amended and replaced the original Investor Rights Agreement dated as of August 26, 2021 in its entirety. Pursuant to the Amended and Restated Investor Rights Agreement, (i) the board of directors of the post-combination company shall be comprised of nine (9) directors at and immediately following the closing of the business combination transaction, of which one individual shall be nominated by the Sponsor, two individuals shall be nominated by IWM, one individual shall be the chief executive officer of the Company, two individuals shall be nominated by Binance and three individuals shall be jointly nominated by unanimous agreement of the Sponsor, IWM and Binance; (ii) the board of directors of the post-combination company shall be divided into three classes of directors, with each class serving for staggered three-year terms; (iii) the Company agrees to undertake certain resale shelf registration obligations in accordance with the Securities Act of 1933, as amended (the “Securities Act”) and certain holders have been granted customary demand and piggyback registration rights; (iv) each party to the Amended and Restated Investor Rights Agreement (including parties to the original Investor Rights Agreement) agrees to a twelve (12)-month lock-up period following the closing of the business combination transaction for the shares and warrants of the Company owned by such party, subject to certain customary exceptions, and (v) the Company shall form a steering committee, including two directors nominated by Binance and any other directors as may be determined by the board of directors from time to time, which will advise and provide insights to the management team of the Company and the board of directors on recent developments in cryptocurrencies and related assets in order to inform the Company’s digital media coverage and product development strategies.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Magnum Opus Acquisition Limited
Date: February 16, 2022	By:	/s/ Hou Pu Jonathan Lin
Name: Hou Pu Jonathan Lin
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 16, 2022	By:	/s/ Ka Man Kevin Lee
Name: Ka Man Kevin Lee
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hou Pu Jonathan Lin and Ka Man Kevin Lee and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title

/s/ Hou Pu Jonathan Lin	Chief Executive Officer and Director
Hou Pu Jonathan Lin

/s/ Frank Han	President
Frank Han

/s/ Ka Man Kevin Lee	Chief Financial Officer and Director
Ka Man Kevin Lee

/s/ Alexandre Mathieu Valdemar Casin	Director
Alexandre Mathieu Valdemar Casin

/s/ Liu Xing Ling	Director
Liu Xing Ling

/s/ Wing Hong Sammy Hsieh	Director
Wing Hong Sammy Hsieh

/s/ Dickson Cheng	Director
Dickson Cheng