Form 10-K/A
period 2021-12-31
Magnum Opus Acquisition Ltd
filed 2022-02-23
CIK 1843121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed solely to correct the date of the Report of Independent Registered Public Accounting Firm. No other changes have been made to the Form 10-K, as originally filed on February 17, 2022.

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

No.	Description of Exhibit
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

4.5***	Description of Securities of the Company.
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

No.	Description of Exhibit
14.1	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253688) filed with the SEC on March 1, 2021).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*Filed herewith

**Furnished herewith

*** Previously filed

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
February 17, 2022

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

Magnum Opus Acquisition Limited
Date: February 23, 2022	By:	/s/ Hou Pu Jonathan Lin
Name: Hou Pu Jonathan Lin
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 23, 2022	By:	/s/ Ka Man Kevin Lee
Name: Ka Man Kevin Lee
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Signature	Title

/s/ Hou Pu Jonathan Lin	Chief Executive Officer and Director
Hou Pu Jonathan Lin

*	President
Frank Han

/s/ Ka Man Kevin Lee	Chief Financial Officer and Director
Ka Man Kevin Lee

*	Director
Alexandre Mathieu Valdemar Casin

*	Director
Liu Xing Ling

*	Director
Wing Hong Sammy Hsieh

*	Director
Dickson Cheng

*By:
/s/ Hou Pu Jonathan Lin
Hou Pu Jonathan Lin
Attorney-in-fact