Form 10-Q
period 2022-03-31
Magnum Opus Acquisition Ltd
filed 2022-05-12
CIK 1843121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 20,000,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,000,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

MAGNUM OPUS ACQUISITION LIMITED

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	2

	Condensed Statements of Operations for the three months ended March 31, 2022 and for the three months ended March 31, 2021 (Unaudited)	3

	Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and for the three months ended March 31, 2021 (Unaudited)	4

	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the three months ended March 31, 2021 (Unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$81,199	$482,651
Prepaid expenses	—	99,756
Total current assets	81,199	582,407
Investments held in Trust Account	200,023,359	200,010,449
Total assets	$200,104,558	$200,592,856

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,043,571	$3,122,633
Other current liabilities	1,750,000	—
Total current liabilities	5,793,571	3,122,633
Deferred underwriting fee payable	5,250,000	7,000,000
Warrant liabilities	15,360,000	16,540,000
Total liabilities	26,403,571	26,662,633

Commitments
Class A ordinary shares subject to possible redemption, 20,000,000 shares $10.00 at redemption value	200,000,000	200,000,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 20,000,000 shares issued and no shares outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(26,299,513)	(26,070,277)
Total shareholders' deficit	(26,299,013)	(26,069,777)
Total liabilities and shareholders' deficit	$200,104,558	$200,592,856

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Period from
		January 22, 2021
	Three Months Ended	(inception) Through
	March 31, 2022	March 31, 2021
Formation and operating costs	$1,422,146	$18,097
Expensed offering costs	—	867,351
Loss from operations	(1,422,146)	(885,448)
Interest income on Trust Account	12,910	197
Loss on sale of private placement warrants	—	(2,880,000)
Change in fair value of warrant liabilities	1,180,000	(1,120,000)
Net loss	$(229,236)	$(4,885,251)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	20,000,000	1,333,333
Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$(1.00)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,000,000	3,555,556
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(1.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)

(Unaudited)

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(24,425)	(25,378,691)	(25,403,116)
Net loss	—	—	—	—	—	(4,885,251)	(4,885,251)
Balance - March 31, 2021	—	$—	5,750,000	$575	$—	$(30,263,942)	$(30,263,367)

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	5,000,000	$500	$—	$(26,070,277)	$(26,069,777)
Net income loss	—	—	—	—	—	(229,236)	(229,236)
Balance - March 31, 2022	—	$—	5,000,000	$500	$—	$(26,299,513)	$(26,299,013)

(1) Up to 750,000 Class B ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). In May 2021, the underwriters’ over-allotment option expired. As a result, 750,000 Class B ordinary shares were surrendered.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period from
		January 22, 2021
	Three Months Ended	(inception) Through
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(229,236)	$(4,885,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Expensed offering costs	—	867,351
Interest income on investments held in Trust Account	(12,910)	(197)
Loss on sale of private placement warrants	—	2,880,000
Change in fair value of warrant liabilities	(1,180,000)	1,120,000
Changes in operating assets and liabilities:
Prepaid expenses	99,756	—
Due to related party	—	129
Accrued expenses	920,938	8,428
Net cash used in operating activities	(401,452)	(9,540)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(200,000,000)
Net cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from initial public offering, net of underwriters' discount paid	—	196,000,000
Proceeds from sale of private placement warrants	—	6,000,000
Offering costs paid	—	(334,823)
Net cash provided by financing activities	—	201,690,177

Net Change in Cash	(401,452)	1,680,637
Cash — Beginning of Period	482,651	—
Cash — End of Period	$81,199	$1,680,637

Supplemental disclosure of noncash investing and financing activities:
Adjustment to deferred underwriting fee payable	$1,750,000	$—
Accretion of Class A ordinary shares subject to redemption to redemption value	$—	$25,403,116
Deferred underwriting fee payable	$—	$7,000,000
Offering costs included in accrued offering costs	$—	$135,644

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the three months ended March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”).

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

Transaction costs amounted to $11,470,467, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees, and $470,467 of other offering costs. In addition, as of March 31, 2022, cash of $81,199 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

Subject to the terms of the Business Combination Agreement, the aggregate consideration to be paid to Forbes’ equityholders in connection with the Business Combination is expected to be valued at $620,000,000, subject to adjustments for cash and cash equivalents, indebtedness and net working capital of the target companies relative to a target as of the closing of the Business Combination (the “Closing Consideration”), which will be paid in a combination of cash and newly issued ordinary shares of the Company. The aggregate cash consideration will be an amount equal to the Company’s cash and cash equivalents as of the Closing (including proceeds in connection with the Private Placement (as defined below) and the funds in the Company’s trust account as of the Closing), plus cash and cash equivalents of the target companies, minus $145,000,000. The remainder of the Closing Consideration will be paid in a number of newly issued ordinary shares of the Company valued at $10.00 per share.

On January 10, 2022, the Company entered into a letter agreement with Credit Suisse USA LLC and JonesTrading Institutional Services LLC (the "Underwriters") in which the deferred discount to be paid to such Underwriters was reduced from $0.350 per Unit to $0.2625 per Unit. The letter agreement resulted in the aggregate amount of the deferred discount to be paid to such Underwriters being reduced from $7,000,000 to $5,250,000. In addition, the Company entered into letter agreements with Needham & Company, LLC and Cantor Fitzgerald & Co. (the "Advisors") in which the Advisors shall provide capital markets advisory services on behalf of the Company.  In consideration of such services, the Advisors shall charge a total fee of $1,750,000.  The reduction in the deferred discount for the Underwriters is equal to the additional fees to be paid to the Advisors.

On February 10, 2022, in connection with the proposed investment by Binance Capital Management Co., Ltd. (“Binance”), the Company, the Sponsor, IWM and Binance entered into an amended and restated investor rights agreement (the “Amended and Restated Investor Rights Agreement”), which amended and replaced the original Investor Rights Agreement dated as of August 26, 2021 in its entirety. Pursuant to the Amended and Restated Investor Rights Agreement, (i) the board of directors of the post-combination company shall be comprised of nine (9) directors at and immediately following the closing of the business combination transaction, of which one individual shall be nominated by the Sponsor, two individuals shall be nominated by IWM, one individual shall be the chief executive officer of the Company, two individuals shall be nominated by Binance and three individuals shall be jointly nominated by unanimous agreement of the Sponsor, IWM and Binance; (ii) the board of directors of the post-combination company shall be divided into three classes of directors, with each class serving for staggered three-year terms; (iii) the Company agrees to undertake certain resale shelf

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

registration obligations in accordance with the Securities Act and certain holders have been granted customary demand and piggyback registration rights; (iv) each party to the Amended and Restated Investor Rights Agreement (including parties to the original Investor Rights Agreement) agrees to a twelve (12)-month lock-up period following the closing of the business combination transaction for the shares and warrants of the Company owned by such party, subject to certain customary exceptions, and (v) the Company shall form a steering committee, including two directors nominated by Binance and any other directors as may be determined by the board of directors from time to time, which will advise and provide insights to the management team of the Company and the board of directors on recent developments in cryptocurrencies and related assets in order to inform the Company’s digital media coverage and product development strategies.

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

Concurrently with the execution of the Amended and Restated Investor Rights Agreement made by and among the Company, Magnum Opus Holdings LLC (the “Sponsor”), IWM, and Binance Capital Management Co., Ltd. (“Binance”), Binance has entered into certain assignment and assumption agreements with the Company and other parties, pursuant to which Binance has agreed to subscribe for 20,000,000 Class A ordinary shares of the Company concurrently with the Closing. Binance’s investment will be through Binance’s assumption of the subscription agreements representing $200,000,000 of the $400,000,000 PIPE Financing. With Binance assuming existing PIPE commitments, the overall size of the PIPE will remain at $400,000,000, and Binance’s investment will be according to substantially the same terms as the existing PIPE investors.

Liquidity and Going Concern Consideration

As of March 31, 2022, the Company had $81,199 in cash held outside of the Trust Account and working capital deficit of $5,712,372. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the earlier of the consummation of a Business Combination or one year from this filing. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company's plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 17, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the Company had $200,023,359 and $200,010,449 in investments held in the Trust Account, respectively. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of shares of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B shares of ordinary shares. At March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

			For the Period from
			January 22, 2021
	For the Three Months Ended		(inception) Through
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(183,389)	$(45,847)	$(1,332,341)	$(3,552,910)
Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	5,000,000	1,333,333	3,555,556
Basic and diluted net loss per share of ordinary share	$(0.01)	$(0.01)	$(1.00)	$(1.00)

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the three months ended March 31, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 22, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon the completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and for the period from January 22, 2021 (inception) through March 31, 2021, the Company incurred $30,000 and $10,000 in fees for these services, respectively. As of December 31, 2021, $10,000 related to this agreement is recorded in accrued expenses on the condensed balance sheets. All incurred fees have been paid in full as of March 31, 2022.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

At March 31, 2022 and December 31, 2021, there were 10,000,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company's Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 20,000,000 Class A ordinary shares issued and no shares outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 9. SHAREHOLDERS' DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$200,023,359	$200,023,359	$—	$—
Liabilities
Warrant liability - Public Warrants	$9,600,000	$9,600,000	$—	$—
Warrant liability- Private Placement Warrants	$5,760,000	$—	$—	$5,760,000

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$200,010,449	$200,010,449	$—	$—
Liabilities
Warrant liability - Public Warrants	$10,300,000	$10,300,000	$—	$—
Warrant liability- Private Placement Warrants	$6,240,000	$—	$—	$6,240,000

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of March 31, 2022 and December 31, 2021 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Modified Black-Scholes model for the fair value of the Private Placement Warrants:

	As of December 31,	As of March 31,
	2021	2022
Stock price	$9.92	$9.91
Strike price	$11.50	$11.50
Probability of completing a Business Combination	*	*
Dividend yield	—%	—%
Remaining term (in years)	5.25	5.25
Volatility	15.1%	11.8%
Risk-free rate	1.28%	2.42%
Fair value of warrants	$1.04	$0.96

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants

The following table presents the changes in the fair value of warrants liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 1,2022	$6,240,000	$10,300,000	$16,540,000
Change in fair value	(480,000)	(700,000)	(1,180,000)
Fair value as of March 31, 2022	$5,760,000	$9,600,000	$15,360,000

The following table presents the changes in the fair value of the Company's Level 3 financial instruments that are measured at fair value:

Fair value as of January 1, 2022	6,240,000
Change in fair value	(480,000)
Fair value as of March 31, 2022	$5,760,000

The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $1,180,000 and a loss in connection with changes in the fair value of warrant liabilities of $1,120,000 within change in fair value of warrant liabilities in the condensed statements of operations for the three months ended March 31, 2022 and for the period from January 22, 2021 (inception) through March 31, 2021, respectively.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Magnum Opus Acquisition Limited References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Magnum Opus Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes "forward-looking statements" that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as "expect," "believe," "anticipate," "intend," "estimate," "seek" and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management's current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company's final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the "SEC"). The Company's securities filings can be accessed on the EDGAR section of the SEC's website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 22, 2021 (inception) through March 31, 2021, we had net loss of $4,885,251, which resulted from formation and operating costs of $18,097, expensed offering costs of $867,351, a loss on the change in fair value of warrant liabilities of $1,120,000 and a loss on the sale of private placement warrants of $2,880,000, offset in part by interest income on investments held in the Trust Account of $197.

For the three months ended March 31, 2022, we had net income of $229,236, which resulted from a gain on the change in fair value of warrant liabilities of $1,180,000 and interest income on investments held in the Trust Account of $12,910, offset in part by formation and operating costs of $1,422,146.

Proposed Business Combination

On August 26, 2021, the Company, IWM, Highlander, FGH and Forbes entered into the Business Combination Agreement. The Business Combination Agreement provides that, at the Closing contemplated by the Business Combination Agreement, the Company will purchase from IWM and Highlander, directly or indirectly, all of the shares of FGH and Forbes and the outstanding options of Forbes held by each Optionholder (whether vested or unvested) will be cancelled in exchange for a combination of cash and newly issued ordinary shares of the Company valued at $10.00 per share. Following the consummation of the transactions, the Company will directly or indirectly hold 100% of the issued share capital of FGH and Forbes. For more information about the transactions contemplated by the Business Combination Agreement, please refer to the preliminary proxy statement initially filed by the Company with the SEC on November 22, 2021, as amended. The Business Combination remains subject to approval by our shareholders and other customary closing conditions.

Liquidity and Going Concern Considerations

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

For the three months ended March 31, 2022, net cash used in operating activities was $401,452, which was due to non-cash adjustments to net income related to a change in the fair value of warrant liabilities of $1,180,000 and interest income on investments held in Trust Account of $12,910, offset in part by net income of $229,236 and changes in working capital of $1,020,694.

As of March 31, 2022, we had cash of $81,199 held outside the trust account. We intend to use the funds held outside the trust account primarily to evaluate target businesses, perform business due diligence on prospective target businesses, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

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

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net loss per share. As a result, the calculated net loss per share is the same for Class A and Class B shares of ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 16,000,000 shares in the calculation of diluted loss per share, since the warrants are contingently exercisable, and the contingencies have not yet been met.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the three months ended March 31, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

In connection with the preparation of the Quarterly Report for September 30, 2021 on Form 10-Q, we revised our prior position on accounting for redeemable ordinary shares. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures are not effective as of March 31, 2022 because of the identification of a material weakness in our internal control over financial reporting, as discussed further below.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of March 31, 2022 due to a material weakness relating to the accounting treatment for complex financial instruments. A material weakness,  as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Company's audited financial statement as of March 25, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 to reclassify our redeemable ordinary shares.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness and remediation efforts mentioned above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 17, 2022, except for the risk factor below. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

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

Magnum Opus Acquisition Limited

Date: May 12, 2022	By:	/s/ Hou Pu Jonathan Lin
Name: Hou Pu Jonathan Lin
Title: Chief Executive Officer and Director

Date: May 12, 2022	By:	/s/ Ka Man Kevin Lee
Name: Ka Man Kevin Lee
Title: Chief Financial Officer and Director