Form 10-Q
period 2022-06-30
Magnum Opus Acquisition Ltd
filed 2022-10-14
CIK 1843121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of October 14, 2022, there were 20,000,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,000,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

MAGNUM OPUS ACQUISITION LIMITED

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 22, 2021 (inception) through June 30, 2021 (unaudited)	2

	Condensed Statement of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022 and the three months ended June 30, 2021 and for the period from January 22, 2021 (inception) through June 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the six months ended June 30, 2022 and for the period from January 22, 2021 (inception) through June 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$14,881	$482,651
Prepaid expenses	—	99,756
Total current assets	14,881	582,407
Investments held in Trust Account	200,285,358	200,010,449
Total Assets	$200,300,239	$200,592,856

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,945,489	$3,122,633
Total current liabilities	4,945,489	3,122,633
Deferred underwriting fee payable	5,250,000	7,000,000
Warrant liabilities	1,280,000	16,540,000
Total Liabilities	11,475,489	26,662,633

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value	200,285,358	200,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(11,461,108)	(26,070,277)
Total Shareholders’ Deficit	(11,460,608)	(26,069,777)
Total Liabilities and Shareholders’ Deficit	$200,300,239	$200,592,856

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period from
				January 22, 2021
	Three Months Ended	Three Months Ended	Six Months Ended	(inception) through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Formation and operating costs	$968,238	$221,195	$2,390,384	$239,292
Expensed offering costs	—	—	—	867,351
Loss from operations	(968,238)	(221,195)	(2,390,384)	(1,106,643)
Interest income	262,001	2,987	274,911	3,184
Loss on sale of private placement warrants	—	—	—	(2,880,000)
Change in fair value of warrant liabilities	14,080,000	11,360,000	15,260,000	10,240,000
Net income	$13,373,763	$11,141,792	$13,144,527	$6,256,541

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000	20,000,000	20,000,000	10,777,778
Basic and diluted net earnings per share, Class A ordinary shares	$0.53	$0.45	$0.53	$0.41
Basic and diluted weighted average shares outstanding, Class B ordinary shares subject to possible redemption	5,000,000	5,000,000	5,000,000	4,305,556
Basic and diluted net earnings per share, Class B ordinary shares	$0.53	$0.45	$0.53	$0.41

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	5,000,000	$500	$—	$(26,070,277)	$(26,069,777)
Net loss	—	—	—	—	—	(229,236)	(229,236)
Balance - March 31, 2022	—	—	5,000,000	500	—	(26,299,513)	(26,299,013)
Forgiveness of contingent expenses related to Business Combination	—	—	—	—	—	1,750,000	1,750,000
Re-measurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(285,358)	(285,358)
Net income	—	—	—	—	—	13,373,763	13,373,763
Balance - June 30, 2022	—	$—	5,000,000	$500	$—	$(11,461,108)	$(11,460,608)

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Re-measurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(24,425)	(25,378,691)	(25,403,116)
Net loss	—	—	—	—	—	(4,885,251)	(4,885,251)
Balance - March 31, 2021	—	—	5,750,000	575	—	(30,263,942)	(30,263,367)
Forfeiture of Class B ordinary shares	—	—	(750,000)	(75)	—	75	—
Net income	—	—	—	—	—	11,141,792	11,141,792
Balance - June 30, 2021	—	$—	5,000,000	$500	$—	$(19,122,075)	$(19,121,575)

(1) Up to 750,000 Class B ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). In May 2021, the underwriters’ over-allotment option expired. As a result, 750,000 Class B ordinary shares were surrendered.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period from
		January 22, 2021
	Six Months Ended	(inception) through
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income	$13,144,527	$6,256,541
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	—	867,351
Interest income on investments held in Trust Account	(274,909)	(3,184)
Loss on sale of private placement warrants	—	2,880,000
Change in fair value of warrant liabilities	(15,260,000)	(10,240,000)
Changes in operating assets and liabilities:
Prepaid expenses	99,756	(247,941)
Accounts payable and accrued expenses	1,822,856	10,000
Due to related parties	—	129
Net cash used in operating activities	(467,770)	(477,104)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(200,000,000)
Net cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from initial public offering, net of underwriter’s discount paid	—	196,000,000
Proceeds from sale of private placement warrants	—	6,000,000
Offering costs paid	—	(432,516)
Net cash provided by financing activities	—	201,592,484

Net change in cash	(467,770)	1,115,380

Cash — beginning of period	482,651	—
Cash — end of period	$14,881	$1,115,380

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A ordinary shares subject to redemption to redemption value	$—	$25,403,116
Deferred underwriting fee payable	$—	$7,000,000
Forgiveness of deferred underwriting fee payable	$1,750,000	$—
Offering costs included in accrued offering costs	$—	$37,951
Forfeiture of Class B ordinary shares	$—	$75
Remeasurement of Class A ordinary shares subject to possible redemption	$285,358	$—

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”).

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

Transaction costs amounted to $11,470,467, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees, and $470,467 of other offering costs. In addition, as of June 30, 2022, cash of $14,881 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on March 25, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

Business Combination Agreements

As previously reported, on March 28, 2022, the Company, and Integrated Whale Media Investment Inc., a BVI business company incorporated in the British Virgin Islands (“IWM”), in its capacity as the shareholders’ representative, by mutual consent agreed to extend the termination date under the business combination agreement dated as of August 26, 2021 by and among the Company, IWM, Highlander Management LLC, a limited liability company incorporated in the State of Delaware, Forbes Global Holdings Inc., a wholly-owned subsidiary of IWM that is incorporated in the British Virgin Islands, and Forbes Global Media Holdings, Inc., a BVI business company incorporated in the British Virgin Islands (the “Forbes Business Combination Agreement”) to May 31, 2022. Pursuant to the Forbes Business Combination Agreement, IWM, in its capacity as the shareholders’ representative, may terminate the Business Combination Agreement at any time prior to the closing of the business combination by written notice to the Company if the closing shall not have occurred by May 31, 2022.

On June 1, 2022, IWM, in its capacity as the shareholders’ representative, notified the Company that it was terminating the Forbes Business Combination Agreement. All related ancillary agreements entered into in connection with the Forbes Business Combination Agreement were also terminated on June 1, 2022. The material terms and conditions of the Forbes Business Combination Agreement and the related ancillary agreements were previously disclosed in the Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission on August 26, 2021 and February 10, 2022.

On September 30, 2022 (Hong Kong Time)/September 29, 2022 (Eastern Time), the Company entered into an Agreement and Plan of Merger (the “ASIG Business Combination Agreement”) with Asia Innovations Group Limited, a Cayman Islands exempted company (“ASIG”) and Connect Merger Sub, a Cayman Islands exempted company and a wholly-owned subsidiary of ASIG, which provides that Connect Merger Sub will merge with and into the Company, with the Company being the surviving entity, and a wholly-owned subsidiary of ASIG.

Subject to, and in accordance with, the terms and conditions of the ASIG Business Combination Agreement, among other things, immediately prior to the Effective Time (as defined under the ASIG Business Combination Agreement), (i) each of the Company’s Class B ordinary share shall be automatically convert into one Class A ordinary share of the Company, par value $0.00001 per share; (ii) each Unit will be automatically separated and the holder thereof will be deemed to hold one Class A ordinary shares of the Company and one-half Public Warrant (as defined below); (iii) each issued and outstanding Class A ordinary share of the Company will be automatically converted into the right of the holder thereof to receive one class A ordinary share of ASIG after giving effect to the Recapitalization (as defined under the ASIG Business Combination Agreement); and (iv) each Public Warrant and Private Placement Warrant will be automatically converted into one warrant of ASIG exercisable for class A ordinary shares of ASIG in accordance with its terms. The Company filed a Current Report on Form 8-K with the SEC on September 29, 2022 disclosing its entering into the ASIG Business Combination Agreement.

Liquidity and Going Concern Consideration

As of June 30, 2022, the Company had $14,881 in cash held outside of the Trust Account and working capital deficit of $4,930,608, which may not be sufficient for the Company to operate until March 25, 2023, the date at which the Company must complete a Business Combination. There is no assurance that the Company’s attempts to find a partner for an initial Business Combination will be successful.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If a Business Combination is not consummated by March 25, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company.

On September 19, 2022, the Company issued an unsecured convertible promissory note (the “Convertible Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to $200,000 (the “Working Capital Loan”) from the Sponsor for general corporate purpose. Such loan may, at the Sponsor's discretion, be converted into warrants (the “Working Capital Loan Warrants”) to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share, par value $0.0001 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the Working Capital Loan Warrants will be identical to those of the Private Placement Warrants. The Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note).

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined the liquidity condition and the March 25, 2023 Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern from the date that these unaudited condensed financial statements are filed, if it does not complete a Business Combination prior to such date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect the Company’s search for a Business Combination and any target business with which the Company may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company may ultimately consummate a Business Combination, may be materially adversely affected.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company,

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the specific impact is not readily determinable as of the date of the financial statement. The condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 17, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the Company had $200,285,358 and 200,010,449 in investments held in the Trust Account, respectively. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

All of the 20,000,000 shares of Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2022 increased as the income earned on the Trust Account. As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $285,358 as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(14,800,000)
Issuance costs allocated to Class A ordinary shares	(10,603,116)
Plus:
Remeasurement of carrying value to redemption value	25,403,116
Class A ordinary shares subject to possible redemption as of December 31, 2021	200,000,000
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	285,358
Class A ordinary shares subject to possible redemption as of June 30, 2022	$200,285,358

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Warrants was estimated using a Modified Black-Scholes model (see Note 10).

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net income per share. As a result, the calculated net income per share is the same for Class A and Class B shares of ordinary shares. At June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the periods presented.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

							For the Period from
	For the		For the				January 22, 2021
	Three Months Ended		Three Months Ended		Six Months Ended		(inception) through
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$10,699,010	2,674,753	8,913,434	2,228,358	10,515,622	2,628,905	4,470,604	1,785,937
Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000	20,000,000	5,000,000	10,777,778	4,305,556
Basic and diluted net income per share of ordinary share	$0.53	$0.53	$0.45	$0.45	$0.53	$0.53	$0.41	$0.41

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

The carrying amounts reflected in the condensed balance sheet for cash, prepaid expenses, due to related parties, accounts payable and accrued expenses, and accrued offering costs approximate fair value due to their short-term nature.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 22, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. Under this agreement, $30,000 and $30,000 of expenses were incurred for the three months ended June 30, 2022 and 2021, respectively, and $60,000 and $40,000 of expenses were incurred for the six months ended June 30, 2022 and for the period from January 22, 2021 (inception) through June 30, 2021, respectively. All incurred fees have been paid in full as of June 30, 2022.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On September 19, 2022, the Company issued an unsecured convertible promissory note to the Sponsor, pursuant to which the Company may borrow up to $200,000 from the Sponsor for general corporate purpose. Such loan may, at the Sponsor's discretion, be converted into warrants to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share of the Company, par value $0.0001 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the Working Capital Loan Warrants will be identical to those of the Private Placement Warrants. The Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note).

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

Following the termination of the Forbes Business Combination Agreement (as described in Note 1), $1,750,000 of deferred underwriting fees, contingently payable to capital market advisors upon the closing of the business combination under the Forbes Business Combination Agreement, was forgiven.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

At June 30, 2022 and December 31, 2021, there were 10,000,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

condensed statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 20,000,000 Class A ordinary shares issued and no shares outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$200,285,358	$200,285,358	$—	$—
Liabilities
Warrant liability - Public Warrants	$800,000	$800,000	$—	$—
Warrant liability- Private Placement Warrants	$480,000	$—	$—	$480,000

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$200,010,449	$200,010,449	$—	$—
Liabilities
Warrant liability - Public Warrants	$10,300,000	$10,300,000	$—	$—
Warrant liability- Private Placement Warrants	$6,240,000	$—	$—	$6,240,000

The Company utilizes a Monte Carlo simulation model to value the Public Warrants and a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the condensed statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of June 30, 2022 and December 31, 2021 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Private Placement Warrants:

	As of December 31,	As of June 30,
	2021	2022
Stock price	$9.92	$9.79
Strike price	$11.50	$11.50
Probability of completing a Business Combination	*	14.0%
Dividend yield	—%	—%
Remaining term (in years)	5.25	5.73
Volatility	15.1%	5.5%
Risk-free rate	1.28%	3.02%
Fair value of warrants	$1.04	$0.08

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 1,2022	$6,240,000	$10,300,000	$16,540,000
Change in fair value	(480,000)	(700,000)	(1,180,000)
Fair value as of March 31, 2022	5,760,000	9,600,000	15,360,000
Change in fair value	(5,280,000)	(8,800,000)	(14,080,000)
Fair value as of June 30, 2022	$480,000	$800,000	$1,280,000

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of January 1, 2022	6,240,000
Change in fair value	(480,000)
Fair value as of March 31, 2022	5,760,000
Change in fair value	(5,280,000)
Fair value as of June 30, 2022	$480,000

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $14,080,000 and $11,360,000 within changes in fair value of warrants liabilities in the condensed statements of operations for the three months ended June 30, 2022 and 2021, respectively. The Company recognized gains in connection with changes in the fair value of warrants liabilities of $15,260,000 and $10,240,000 within change in fair value of warrant liabilities in the condensed statement of operations for the six months ended June 30, 2022 and for the period from January 22, 2021 (inception) through June 30, 2021 (unaudited), respectively.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than those noted below, that would have required adjustment or disclosure in the condensed financial statement.

On August 23, 2022, the Company received a notice (the “Notice”) from the NYSE Regulation staff of the New York Stock Exchange (the “NYSE”) stating that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual (the “NYSE Rule”) because it has not timely filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “June 2022 Form 10-Q”) with the SEC.

Under NYSE rules, the Company has six months from the due date of the June 2022 Form 10-Q, or until February 22, 2023, to file the June 2022 Form 10-Q. The Company can regain compliance with the NYSE listing standards at any time prior to that date by filing the June 2022 Form 10-Q. If the Company fails to file the June 2022 Form 10-Q before the NYSE’s compliance deadline, the NYSE may grant, at its sole discretion, an extension of up to six additional months for the Company to regain compliance, depending on the specific circumstances. The notice from the NYSE also notes that the NYSE may nevertheless commence delisting proceedings at any time if it deems that the circumstances warrant.

On September 19, 2022, the Company issued an unsecured convertible promissory note to the Sponsor, pursuant to which the Company may borrow up to $200,000 from the Sponsor for general corporate purpose. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share of the Company at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the Working Capital Loan Warrants will be identical to those of the Private Placement Warrants. The Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note). A copy of the Convertible Promissory Note was filed as an exhibit to the Current Report on Form 8-K filed by the Company with the SEC on September 19, 2022.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On September 30, 2022 (Hong Kong Time)/September 29, 2022 (Eastern Time), the Company entered into an Agreement and Plan of Merger (the “ASIG Business Combination Agreement”) with Asia Innovations Group Limited, a Cayman Islands exempted company (“ASIG”) and Connect Merger Sub, a Cayman Islands exempted company and a wholly-owned subsidiary of ASIG, which provides that Connect Merger Sub will merge with and into the Company, with the Company being the surviving entity, and a wholly-owned subsidiary of ASIG.

Subject to, and in accordance with, the terms and conditions of the ASIG Business Combination Agreement, among other things, immediately prior to the Effective Time (as defined under the ASIG Business Combination Agreement), (i) each of the Company’s Class B ordinary share shall be automatically convert into one Class A ordinary share of the Company, par value $0.00001 per share; (ii) each Unit will be automatically separated and the holder thereof will be deemed to hold one Class A ordinary shares of the Company and one-half Public Warrant (as defined below); (iii) each issued and outstanding Class A ordinary share of the Company will be automatically converted into the right of the holder thereof to receive one class A ordinary share of ASIG after giving effect to the Recapitalization (as defined under the ASIG Business Combination Agreement); and (iv) each Public Warrant and Private Placement Warrant will be automatically converted into one warrant of ASIG exercisable for class A ordinary shares of ASIG in accordance with its terms. The Company filed a Current Report on Form 8-K with the SEC on September 29, 2022 disclosing its entering into the ASIG Business Combination Agreement.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the three months ended June 30, 2022, we had a net income of $13,373,763, which resulted from a gain on the change in fair value of warrant liabilities in the amount of $14,080,000, interest income $262,001, offset by formation and operating costs of $968,238.

For the three months ended June 30, 2021, we had a net income of $11,141,792, which resulted from a gain on the change in fair value of warrant liabilities in the amount of $11,360,000, interest income of $2,987, offset by formation and operating costs of $221,195.

For the six months ended June 30, 2022, we had a net income of $13,144,527, which resulted from a gain on the change in fair value of warrant liabilities in the amount of $15,260,000, interest income of $274,911, offset by formation and operating costs of $2,390,384.

For the period from January 22, 2021 (inception) through June 30, 2021, we had net income of $6,256,541, which resulted from a gain on the change in fair value of warrant liabilities in the amount of $10,240,000, interest income of $3,184, offset in part by a loss on the sale of private placement warrants in the amount of $2,880,000, expensed offering costs in the amount of $867,351 and formation and operating costs in the amount of $239,292.

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

For the six months ended June 30, 2022, net cash used in operating activities was $467,770, which was due to a gain on the change in fair value of warrant liabilities of $15,260,000, interest and dividend income on investments held in the trust account of $274,909, offset in part by net income of $13,144,527 and net changes in working capital of $1,922,612.

For the period from January 22, 2021 (inception) through June 30, 2021, net cash used in operating activities was $477,104, which was due to a gain on the change on the change in fair value of warrant liabilities of $10,240,000, net changes in working capital of $237,812, interest and dividend income on investments held in the trust account of $3,184, offset in part by net income of $6,256,541, a loss on the sale of private placement warrants in the amount of $2,880,000, and expensed offering costs in the amount of $867,351.

There were no cash flows from investing activities for the six months ended June 30, 2022.

For the period from January 22, 2021 (inception) through June 30, 2021, net cash used in investing activities was $200,000,000 which was due to cash deposited in the trust account.

There were no cash flows from financing activities for the six months ended June 30, 2022.

For the period from January 22, 2021 (inception) through June 30, 2021, net cash used in financing activities was $201,592,484 which was due to proceeds received from initial public offering, net of underwriter’s discount paid, in the amount of $196,000,000, proceeds from the sale of private placement warrants in the amount of $6,000,000, and proceeds from the issuance of Class B ordinary shares to Sponsor in the amount of $25,000, offset by offering costs in the amount of $432,516.

As of June 30, 2022, we had cash of $14,881 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We currently do not believe we will need to raise additional funds prior to the closing of our initial business combination. However, there can be no assurance that we will not need additional funds in order to operate our business prior to the closing of our initial business combination.

Business Combination Agreements

As previously reported, on March 28, 2022, the Company, and Integrated Whale Media Investment Inc., a BVI business company incorporated in the British Virgin Islands (“IWM”), in its capacity as the shareholders’ representative, by mutual consent agreed to extend the termination date under the business combination agreement dated as of August 26, 2021 by and among the Company, IWM, Highlander Management LLC, a limited liability company incorporated in the State of Delaware, Forbes Global Holdings Inc., a wholly-owned subsidiary of IWM that is incorporated in the British Virgin Islands, and Forbes Global Media Holdings, Inc., a BVI business company incorporated in the British Virgin Islands (the “Forbes Business Combination Agreement”) to May 31, 2022. Pursuant to the Forbes Business Combination Agreement, IWM, in its capacity as the shareholders’ representative, may terminate the Business Combination Agreement at any time prior to the closing of the business combination by written notice to the Company if the Closing shall not have occurred by May 31, 2022.

On June 1, 2022, IWM, in its capacity as the shareholders’ representative, notified the Company that it was terminating the Forbes Business Combination Agreement. All related ancillary agreements entered into in connection with the Forbes Business Combination Agreement were also terminated on June 1, 2022. The material terms and conditions of the Forbes Business Combination Agreement and the related ancillary agreements were previously disclosed in the Current Reports on Form 8-K filed by the Company with the SEC on August 26, 2021 and February 10, 2022.

On September 30, 2022 (Hong Kong Time)/September 29, 2022 (Eastern Time), the Company entered into an Agreement and Plan of Merger (the “ASIG Business Combination Agreement”) with Asia Innovations Group Limited, a Cayman Islands exempted company (“ASIG”) and Connect Merger Sub, a Cayman Islands exempted company and a wholly-owned subsidiary of ASIG, which provides that Connect Merger Sub will merge with and into the Company, with the Company being the surviving entity, and a wholly-owned subsidiary of ASIG.

Subject to, and in accordance with, the terms and conditions of the ASIG Business Combination Agreement, among other things, immediately prior to the Effective Time (as defined under the ASIG Business Combination Agreement), (i) each of the Company’s Class B ordinary share shall be automatically convert into one Class A ordinary share of the Company, par value $0.00001 per share; (ii) each Unit will be automatically separated and the holder thereof will be deemed to hold one Class A ordinary shares of the Company and one-half Public Warrant (as defined below); (iii) each issued and outstanding Class A ordinary share of the Company will be automatically converted into the right of the holder thereof to receive one class A ordinary share of ASIG after giving effect to the Recapitalization (as defined under the ASIG Business Combination Agreement); and (iv) each Public Warrant and Private Placement Warrant will be automatically converted into one warrant of ASIG exercisable for class A ordinary shares of ASIG in accordance with its terms. The Company filed a Current Report on Form 8-K with the SEC on September 29, 2022 disclosing its entering into the ASIG Business Combination Agreement.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, private warrants and warrants that may be issued upon conversion of any working capital loans (as defined below), any Class A ordinary shares issuable upon the exercise of these warrants have registration and shareholder rights to require the Company to register a sale of any such securities held by them pursuant to a registration and shareholder rights agreement entered into in connection with our initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the condensed Statement of Operations in the period of change.

Class A ordinary shares subject to possible redemption

All of the 20,000,000 shares of Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such shares of Class A ordinary shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with our business combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net income per share. As a result, the calculated net income per share is the same for Class A and Class B shares of ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 16,000,000 shares in the calculation of diluted income per share, since the warrants are contingently exercisable, and the contingencies have not yet been met.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

In connection with the preparation of the Quarterly Report for September 30, 2021 on Form 10-Q, we revised our prior position on accounting for redeemable ordinary shares. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures are not effective as of June 30, 2022 because of the identification of a material weakness in our internal control over financial reporting, as discussed further below.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of June 30, 2022 due to a material weakness relating to the accounting treatment for complex financial instruments. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Company’s audited financial statement as of March 25, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 to reclassify our redeemable ordinary shares.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness and remediation efforts mentioned above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Magnum Opus Acquisition Limited

Date: October 14, 2022	By:	/s/ Hou Pu Jonathan Lin
Name: Hou Pu Jonathan Lin
Title: Chief Executive Officer and Director

Date: October 14, 2022	By:	/s/ Ka Man Kevin Lee
Name: Ka Man Kevin Lee
Title: Chief Financial Officer and Director