Form 10-Q
period 2022-09-30
Magnum Opus Acquisition Ltd
filed 2022-11-14
CIK 1843121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 20,000,000 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,000,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

MAGNUM OPUS ACQUISITION LIMITED

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) through September 30, 2021 (unaudited)	2

	Condensed Statement of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the nine months ended September 30, 2022 and for the period from January 22, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$24,565	$482,651
Prepaid expenses	—	99,756
Total current assets	24,565	582,407
Investments held in Trust Account	201,170,411	200,010,449
Total Assets	$201,194,976	$200,592,856

LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$6,226,909	$3,122,633
Total current liabilities	6,226,909	3,122,633
Deferred underwriting fee payable	5,250,000	7,000,000
Warrant liabilities	2,720,000	16,540,000
Promissory note - related party	191,800	—
Total Liabilities	14,388,709	26,662,633

Commitments
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value	201,170,411	200,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(14,364,644)	(26,070,277)
Total Shareholders’ Deficit	(14,364,144)	(26,069,777)
Total Liabilities, Redeemable Common Stock and Shareholders’ Deficit	$201,194,976	$200,592,856

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period from
				January 22, 2021
	Three Months Ended	Three Months Ended	Nine Months Ended	(inception) through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Formation and operating costs	$1,471,737	$254,268	$3,862,121	$493,560
Expensed offering costs	—	—	—	867,351
Loss from operations	(1,471,737)	(254,268)	(3,862,121)	(1,360,911)
Interest income	885,054	3,021	1,159,965	6,205
Loss on sale of private placement warrants	—	—	—	(2,880,000)
Change in fair value of warrant liabilities	(1,440,000)	(5,180,000)	13,820,000	5,060,000
Change in fair value of promissory note - related party	8,200	—	8,200	—
Net (loss) income	$(2,018,483)	$(5,431,247)	$11,126,044	$825,294

Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	20,000,000	20,000,000	20,000,000	15,059,761
Basic and diluted net (loss) earnings per share, Redeemable Class A ordinary shares	$(0.08)	$(0.22)	$0.45	$0.04
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B ordinary shares	5,000,000	5,000,000	5,000,000	4,920,319
Basic and diluted net (loss) earnings per share, Non-Redeemable Class A and Class B ordinary shares	$(0.08)	$(0.22)	$0.45	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	5,000,000	$500	$—	$(26,070,277)	$(26,069,777)
Net loss	—	—	—	—	—	(229,236)	(229,236)
Balance - March 31, 2022	—	—	5,000,000	500	—	(26,299,513)	(26,299,013)
Forgiveness of deferred underwriting fee payable	—	—	—	—	—	1,750,000	1,750,000
Re-measurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(285,358)	(285,358)
Net income	—	—	—	—	—	13,373,763	13,373,763
Balance - June 30, 2022	—	—	5,000,000	500	—	(11,461,108)	(11,460,608)
Re-measurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(885,053)	(885,053)
Net loss	—	—	—	—	—	(2,018,483)	(2,018,483)
Balance - September 30, 2022	—	$—	5,000,000	$500	$—	$(14,364,644)	$(14,364,144)

	Ordinary Shares
						Retained
					Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance - January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Re-measurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(24,425)	(25,378,691)	(25,403,116)
Net loss	—	—	—	—	—	(4,885,251)	(4,885,251)
Balance - March 31, 2021	—	—	5,750,000	575	—	(30,263,942)	(30,263,367)
Forfeiture of Class B ordinary shares	—	—	(750,000)	(75)	—	75	—
Net income	—	—	—	—	—	11,141,792	11,141,792
Balance - June 30, 2021	—	$—	5,000,000	$500	$—	$(19,122,075)	$(19,121,575)
Net loss	—	—	—	$—	$—	(5,431,247)	(5,431,247)
Balance – September 30, 2021	—	$—	5,000,000	$500	$—	$(24,553,322)	$(24,552,822)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period from
		January 22, 2021
	Nine Months Ended	(inception) through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income	$11,126,044	$825,294
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	—	867,351
Interest income on investments held in Trust Account	(1,159,962)	(6,205)
Loss on sale of private placement warrants	—	2,880,000
Change in fair value of warrant liabilities	(13,820,000)	(5,060,000)
Change in fair value of promissory note - related party	(8,200)	—
Changes in operating assets and liabilities:
Prepaid expenses	99,756	(202,436)
Accounts payable and accrued expenses	3,104,276	24,960
Due to related parties	—	129
Net cash used in operating activities	(658,086)	(670,907)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(200,000,000)
Net cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from initial public offering, net of underwriter’s discount paid	—	196,000,000
Proceeds from sale of private placement warrants	—	6,000,000
Offering costs paid	—	(462,687)
Proceeds from promissory note - related party	200,000	—
Net cash provided by financing activities	200,000	201,562,313

Net change in cash	(458,086)	891,406

Cash — beginning of period	482,651	—
Cash — end of period	$24,565	$891,406

Supplemental disclosure of noncash investing and financing activities:
Forgiveness of deferred underwriting fee payable	$1,750,000	$—
Initial classification of warrant liabilities	$—	$—
Deferred underwriting fee payable	$—	$7,000,000
Offering costs included in accrued offering costs	$—	$7,780
Forfeiture of Class B ordinary shares	$—	$75
Remeasurement of Class A ordinary shares subject to possible redemption	$1,170,411	$25,403,116

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through September 30, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”) and the search for Business Combination targets.

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

Transaction costs amounted to $11,470,467, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees, and $470,467 of other offering costs. In addition, as of September 30, 2022, cash of $24,565 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern Consideration

As of September 30, 2022, the Company had $24,565 in cash held outside of the Trust Account and working capital deficit of $6,202,344, which may not be sufficient for the Company to operate until March 25, 2023, the date at which the Company must complete a Business Combination. There is no assurance that the Company’s attempts to find a partner for an initial Business Combination will be successful. If a Business Combination is not consummated by March 25, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company.

On September 19, 2022, the Company issued an unsecured convertible promissory note (the “Convertible Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to $200,000 (the “Working Capital Loan”) from the Sponsor for general corporate purpose. Such loan may, at the Sponsor’s discretion, be converted into warrants (the “Working Capital Loan Warrants”) to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share, par value $0.0001 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the Working Capital Loan Warrants will be identical to those of the Private Placement Warrants. The Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note).

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 17, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, the Company had $201,170,411 and $200,010,449 in investments held in the Trust Account, respectively. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $1,170,411 as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(14,800,000)
Issuance costs allocated to Class A ordinary shares	(10,603,116)
Plus:
Remeasurement of carrying value to redemption value	25,403,116
Class A ordinary shares subject to possible redemption as of December 31, 2021	200,000,000
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	1,170,411
Class A ordinary shares subject to possible redemption as of September 30, 2022	$201,170,411

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

Promissory Note - Related Party

The Company accounts for convertible promissory notes under ASC 815. The Company has made the election under 815-15-25 to account for the notes under the fair value option. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statement of operations.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of shares of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net income (loss) per share. As a result, the calculated net income (loss) per share is the same for Class A and Class B shares of ordinary shares. At September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

							For the Period from
	For the		For the				January 22, 2021
	Three Months Ended		Three Months Ended		Nine Months Ended		(inception) through
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net (loss) income	$(1,614,786)	$(403,697)	$(4,344,998)	$1,086,249	$8,900,835	$2,225,209	$622,056	$203,238
Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000	20,000,000	5,000,000	15,059,761	4,920,319
Basic and diluted net (loss) income per share of ordinary share	$(0.08)	$(0.08)	$(0.22)	$(0.22)	$0.45	$0.45	$0.04	$0.04

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Promissory Note—Related Party

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

The Company entered into an agreement, commencing on March 22, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. Under this agreement, $30,000 and $30,000 of expenses were incurred for the three months ended September 30, 2022 and 2021, respectively, and $90,000 and $70,000 of expenses were incurred for the nine months ended September 30, 2022 and for the period from January 22, 2021 (inception) through September 30, 2021, respectively. All incurred fees have been paid in full as of September 30, 2022.

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

On September 19, 2022, the Company issued an unsecured convertible promissory note to the Sponsor, pursuant to which the Company may borrow up to $200,000 from the Sponsor for general corporate purpose. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share of the Company, par value $0.0001 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the Working Capital Loan Warrants will be identical to those of the Private Placement Warrants. The Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Promissory Note). On September 21, 2022, the Company borrowed the full $200,000 from the Sponsor. The fair value of the note was estimated by the Company to be $193,800 at initial measurement and $191,800 at September 30, 2022.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

At September 30, 2022 and December 31, 2021, there were 10,000,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 20,000,000 Class A ordinary shares issued and no shares outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$201,170,411	$201,170,411	$—	$—
Liabilities
Warrant liability - Public Warrants	$1,700,000	$1,700,000	$—	$—
Warrant liability- Private Placement Warrants	$1,020,000	$—	$—	$1,020,000
Promissory note - related party	$191,800	$—	$—	$191,800

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$200,010,449	$200,010,449	$—	$—
Liabilities
Warrant liability - Public Warrants	$10,300,000	$10,300,000	$—	$—
Warrant liability- Private Placement Warrants	$6,240,000	$—	$—	$6,240,000

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of September 30, 2022 and December 31, 2021 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Private Placement Warrants:

	As of December 31,	As of September 30,
	2021	2022
Stock price	$9.92	$9.93
Strike price	$11.50	$11.50
Probability of completing a Business Combination	*	20.0%
Dividend yield	—%	—%
Remaining term (in years)	5.25	5.48
Volatility	15.1%	4.5%
Risk-free rate	1.28%	4.04%
Fair value of warrants	$1.04	$0.17

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The promissory note - related party was valued using a combination of Black-Scholes and Discounted Cash Flows methods, which is considered to be a Level 3 fair value measurement. The estimated fair value of the promissory note - related party was based on the following significant inputs:

		As of September
	As of September	21, 2022 (Initial
	30, 2022	Measurement)
Warrant price	$0.17	$0.15
Conversion price	$1.00	$1.00
Expected term	0.5	0.5
Warrant volatility	271.1%	260.7%
Risk free rate	3.9%	3.9%
Discount rate	9.1%	6.4%
Probability of completing a Business Combination	20.0%	20.0%
Fair value of promissory note - related party	$191,800	$193,800

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 1,2022	$6,240,000	$10,300,000	$16,540,000
Change in fair value	(480,000)	(700,000)	(1,180,000)
Fair value as of March 31, 2022	5,760,000	9,600,000	15,360,000
Change in fair value	(5,280,000)	(8,800,000)	(14,080,000)
Fair value as of June 30, 2022	480,000	800,000	1,280,000
Change in fair value	540,000	900,000	1,440,000
Fair value as of September 30, 2022	$1,020,000	$1,700,000	$2,720,000

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of January 1, 2022	$6,240,000
Change in fair value	(480,000)
Fair value as of March 31, 2022	5,760,000
Change in fair value	(5,280,000)
Fair value as of June 30, 2022	480,000
Promissory note - related party	193,800
Change in fair value	538,000
Fair value as of September 30, 2022	$1,211,800

The Company recognized losses in connection with changes in the fair value of warrant liabilities of $1,440,000 and $5,180,000 within changes in fair value of warrants liabilities in the condensed statements of operations for the three months ended September 30, 2022 and 2021, respectively. The Company recognized gains in connection with changes in the fair value of warrants liabilities of $13,820,000 and $5,060,000 within change in fair value of warrant liabilities in the condensed statement of operations for the nine months ended September 30, 2022 and for the period from January 22, 2021 (inception) through September 30, 2021 (unaudited), respectively. The Company recognized a gain on the change in fair value of promissory note - related party of $8,200 in the condensed statement of operations for the three months ending September 30, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from January 22, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $2,018,483, which resulted from a loss on the change in fair value of warrant liabilities in the amount of $1,440,000, a gain on change in fair value of promissory note - related party of $8,200, interest income $885,054, offset by formation and operating costs of $1,471,737.

For the three months ended September 30, 2021, we had a net loss of $5,431,247, which resulted from a loss on the change in fair value of warrant liabilities in the amount of $5,180,000, interest income of $3,021, offset by formation and operating costs of $254,268.

For the nine months ended September 30, 2022, we had a net income of $11,126,044, which resulted from a gain on the change in fair value of warrant liabilities in the amount of $13,820,000, a gain on the change in fair value of promissory note - related party of $8,200, interest income of $1,159,965, offset by formation and operating costs of $3,862,121.

For the period from January 22, 2021 (inception) through September 30, 2021, we had net income of $825,294, which resulted from a gain on the change in fair value of warrant liabilities in the amount of $5,060,000, interest income of $6,205, offset in part by a loss on the sale of private placement warrants in the amount of $2,880,000, expensed offering costs in the amount of $867,351 and formation and operating costs in the amount of $493,560.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $658,086, which was due to a gain on the change in fair value of warrant liabilities of $13,820,000, a gain on the change in fair value of the promissory note – related party of $8,200, interest and dividend income on investments held in the trust account of $1,159,962, offset in part by net income of $11,126,044 and net changes in working capital of $3,204,032.

For the period from January 22, 2021 (inception) through September 30, 2021, net cash used in operating activities was $670,907, which was due to a gain on the change on the change in fair value of warrant liabilities of $5,060,000, net changes in working capital of $177,347, interest and dividend income on investments held in the trust account of $6,205, offset in part by net income of $825,294, a loss on the sale of private placement warrants in the amount of $2,880,000, and expensed offering costs in the amount of $867,351.

There were no cash flows from investing activities for the nine months ended September 30, 2022.

For the period from January 22, 2021 (inception) through September 30, 2021, net cash used in investing activities was $200,000,000 which was due to cash deposited in the trust account.

For the nine months ended September 30, 2022, net cash provided by financing activities was $200,000, which was due to the issuance of the promissory note – related party to the Sponsor on September 19, 2022.

For the period from January 22, 2021 (inception) through September 30, 2021, net cash used in financing activities was $201,562,313 which was due to proceeds received from initial public offering, net of underwriter’s discount paid, in the amount of $196,000,000, proceeds from the sale of private placement warrants in the amount of $6,000,000, and proceeds from the issuance of Class B ordinary shares to Sponsor in the amount of $25,000, offset by offering costs in the amount of $462,687.

As of September 30, 2022, we had cash of $24,565 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.

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

Promissory Note - Related Party

We account for promissory notes under ASC 815. We have made the election under 815-15-25 to account for the notes under the fair value option. Using the fair value option, the convertible promissory note is required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter.Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statement of operations.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net income (loss) per share. As a result, the calculated net income (loss) per share is the same for Class A and Class B shares of ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 16,000,000 shares in the calculation of diluted income (loss) per share, since the warrants are contingently exercisable, and the contingencies have not yet been met.

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

In connection with the preparation of the Quarterly Report for September 30, 2021 on Form 10-Q, we revised our prior position on accounting for redeemable ordinary shares. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures are not effective as of September 30, 2022 because of the identification of a material weakness in our internal control over financial reporting, as discussed further below.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of September 30, 2022 due to a material weakness relating to the accounting treatment for complex financial instruments. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Company’s audited financial statement as of March 25, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 to reclassify our redeemable ordinary shares.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness and remediation efforts mentioned above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Magnum Opus Acquisition Limited

Date: November 14, 2022	By:	/s/ Hou Pu Jonathan Lin
Name: Hou Pu Jonathan Lin
Title: Chief Executive Officer and Director

Date: November 14, 2022	By:	/s/ Ka Man Kevin Lee
Name: Ka Man Kevin Lee
Title: Chief Financial Officer and Director