Form 10-K
period 2022-12-31
Magnum Opus Acquisition Ltd
filed 2023-04-04
CIK 1843121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40266

MAGNUM OPUS ACQUISITION LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 1009, ICBC Tower, Three Garden Road Central, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 3757 9857

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	OPA.U	The New York Stock Exchange
Class A ordinary shares, $0.0001 par value	OPA	The New York Stock Exchange
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	OPA WS	The New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the voting shares held by non-affiliates of the registrant on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing price for such shares on the New York Stock Exchange on such date, was approximately $195,800,000.

There were 6,595,117 Class A ordinary shares and 5,000,000 Class B ordinary shares of the registrant issued and outstanding on April 4, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MAGNUM OPUS ACQUISITION LIMITED

CERTAIN TERMS

References to the “Company,” “Magnum Opus,” “our,” “us,” “we” or “our company” refer to Magnum Opus Acquisition Limited, a blank check company incorporated in the Cayman Islands on January 22, 2021 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Magnum Opus Holdings LLC, a Cayman Islands limited liability company. References to “Initial Shareholders” refer to the holders holding our Class B ordinary shares directly or indirectly, namely Magnum Opus Holdings LLC, Jonathan Lin, Frank Han, Kevin Lee, Sammy Hsieh, Alexandre Casin, Johnny Liu, Dickson Cheng and Kersten Hui. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to “public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “report” or “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our proposed business combination with Asia Innovations Group Limited, a Cayman Islands exempted company. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

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

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

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

On January 26, 2021, our Sponsor paid $25,000 in consideration for 5,750,000 Class B ordinary shares (the “founder shares”). The outstanding founder shares included an aggregate of up to 750,000 shares subject to forfeiture by our Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that our Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after our initial public offering (assuming our Sponsor did not purchase any public shares in our initial public offering). On May 11, 2021, 750,000 founder shares were forfeited by the Sponsor. On March 22, 2021, the Sponsor transferred an aggregate of 500,000 founder shares to certain officers, directors and advisory board members of our company.

The registration statement for our initial public offering was declared effective on March 22, 2021. On March 25, 2021, we consummated our initial public offering of 20,000,000 units, at $10.00 per unit (the “Units”), generating gross proceeds of $200,000,000. Each Unit consisted of one Class A ordinary share and one-half of one redeemable warrant (“public warrant”). Each public warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of our initial public offering, we consummated the sale of 6,000,000 warrants at a price of $1.00 per warrant in a private placement (the “private placement warrants”) to our Sponsor, Magnum Opus Holdings LLC, generating gross proceeds of $6,000,000. Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in a trust account (the “trust account”). If we do not complete a business combination by the Extended Deadline (as defined below), the funds then on deposit in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law).

We had granted the underwriter in the initial public offering a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments, if any. In May 2021, the underwriter’s over-allotment option expired.

Pursuant to our amended and restated memorandum and articles of association (as amended by special resolution passed on March 17, 2023) (the “amended and restated memorandum and articles of association”), the Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis. Notwithstanding the foregoing, in the case that additional Class A ordinary shares or any other equity-linked securities, are issued, or deemed issued, by the Company in excess of the amounts offered in the Company’s initial public offering and related to the closing of the initial business combination, all Class B ordinary shares in issue shall automatically convert into Class A ordinary shares at the time of the closing of the initial business combination at a ratio such that, unless the holders of a majority of the Class B ordinary shares in issue agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance, the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, on an as-converted basis, in the aggregate, 20% of the sum of the total number of ordinary shares issued and outstanding upon the completion of our initial public offering plus the total number of Class A ordinary shares and equity-linked securities issued or be deemed issued in connection with the initial business combination, excluding any Class A ordinary shares or equity-linked securities issued or to be issued to any seller in the initial business combination and any private placement warrants issued to our Sponsor or its affiliates upon conversion of any working capital loans made to the Company, minus the number of public shares redeemed in connection with a business combination; provided that such conversion of Class A ordinary shares shall never be less than the rate of one-to-one.

We are an “emerging growth company” within the meaning of the Securities Act of 1933 (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Proposed Business Combinations

Proposed Business Combination with Forbes

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 17, 2022 (as amended), on August 26, 2021, the Company, Integrated Whale Media Investment Inc., a BVI business company incorporated in the British Virgin Islands, in its capacity as a seller (“IWM”), and shareholders’ representative (the “Shareholders’ Representative”), Highlander Management LLC, a limited liability company incorporated in the State of Delaware, Forbes Global Holdings Inc., a BVI business company incorporated in the British Virgin Islands that is a wholly-owned subsidiary of IWM, and Forbes Global Media Holdings, Inc., a BVI business company incorporated in the British Virgin Islands entered into a business combination agreement (as it may be amended from time to time, the “Forbes Business Combination Agreement”). On March 28, 2022, the Company and the Shareholders’ Representative, by mutual consent, agreed to extend the termination date under the Forbes Business Combination Agreement to May 31, 2022. Pursuant to the Forbes Business Combination Agreement, the Shareholders’ Representative may terminate the Forbes Business Combination at any time prior to the closing of the business combination by written notice to the Company if the closing shall not have occurred by May 31, 2022.

On June 1, 2022, the Shareholders’ Representative notified the Company that it was terminating the Forbes Business Combination Agreement. All related ancillary agreements entered into in connection with the Forbes Business Combination Agreement were also terminated on June 1, 2022. For additional information regarding the Forbes Business Combination Agreement and the related ancillary agreements, see the Proxy Statement (as amended) initially filed by the Company on November 22, 2021 and our Current Reports on Form 8-K filed with the SEC on August 26, 2021 and February 10, 2022, respectively.

Proposed Business Combination with ASIG

On September 29, 2022, the Company entered into an Agreement and Plan of Merger (the “ASIG Business Combination Agreement”) with Asia Innovations Group Limited (“ASIG”), a Cayman Islands exempted company, and Connect Merger Sub (the “Merger Sub”), a Cayman Islands exempted company and a wholly-owned subsidiary of ASIG, which provides that Connect Merger Sub will merge with and into the Company, with the Company being the surviving entity, and a wholly-owned subsidiary of ASIG (the “Merger,” together with other transaction in connection therewith, the “ASIG Business Combination”). The Merger will become effective at the time when the plan of merger executed by the Company and Merger Sub is registered by the Registrar of Companies of the Cayman Islands or such later time (but not later than the 90th day after such registration) as the Company and Merger Sub may agree and specify pursuant to the Cayman Companies Act (the “Effective Time”). The ASIG Business Combination Agreement and the ASIG Business Combination were unanimously approved by the board of directors of Magnum Opus. The time of consummation of the ASIG Business Combination is referred to hereafter as the “Closing” and the date on which the Closing occurs is referred to hereinafter as the “Closing Date.”

Below is a summary of the ASIG Business Combination Agreement and its ancillary agreements and is qualified in its entirety by reference to the complete text of the ASIG Business Combination Agreement, the Sponsor Lock-Up and Support Agreement, the Company Shareholder Voting Agreement, Form of Registration Rights Agreement and Form of Assignment and Assumption Agreement, filed as Exhibits 2.2, 10.15, 10.16, 10.17 and 10.18 hereto, respectively. Capitalized terms not otherwise defined have the same meaning when used in the ASIG Business Combination Agreement and its ancillary agreements.

ASIG Business Combination Agreement

The ASIG Business Combination and Consideration

Subject to, and in accordance with, the terms and conditions of the ASIG Business Combination Agreement, among other things, (i) on the Closing Date immediately prior to the Effective Time, all Amended 2020 Convertible Notes, Amended 2021 Convertible Notes, 2022 Convertible Notes, and 2022 Major Investor Convertible Notes (to the extent holders of such 2022 Major Investor Convertible Notes elect to so convert) that are outstanding shall be converted into Company Pre-Subdivision Ordinary Shares (par value $0.00001 per share) in accordance with the respective terms and conditions therein, (ii) each outstanding Company Pre-Subdivision Ordinary Share and Company Pre-Subdivision Preferred Share (other than such shares held by Key Executives) shall be subdivided into such number Company Class A Ordinary Shares equal to the Subdivision Factor and re-designated as Company Class A Ordinary Shares if applicable, (iii) each outstanding Company Pre-Subdivision Ordinary Share and Company Pre-Subdivision Preferred Share held by Key Executives shall be subdivided into such number of Company Class B Ordinary Shares equal to the Subdivision Factor and re-designated as Company Class B Ordinary Shares if applicable (the transactions contemplated by this clause (iii), the “Share Subdivision”), (iv) the CEHK Warrant shall be amended to provide that the amended CEHK Warrant is exercisable for a number of Company Class A Ordinary Shares pursuant to the terms therein and (v) each Company Option, Key Executive Option, Company RSU and Key Executive RSU shall be converted pursuant to the terms of the ASIG Business Combination Agreement (items (i) through (v), the “Recapitalization”).

Pursuant to the ASIG Business Combination Agreement, immediately prior to the Effective Time, each SPAC Class B Share shall be automatically converted into one (1) SPAC Class A Share (par value $0.0001 per share). Immediately prior to the Effective Time, the SPAC Class A Shares and the SPAC Public Warrants comprising each issued and outstanding unit of the SPAC (“SPAC Unit”), consisting of one (1) SPAC Class A Share and one-half (1/2) of one (1) SPAC Public Warrant, will be automatically separated (“Unit Separation”) and the holder thereof will be deemed to hold one (1) SPAC Class A Share and one-half (1/2) of one (1) SPAC Public Warrant. No fractional SPAC Public Warrants will be issued in connection with the Unit Separation such that if a holder of such SPAC Units would be entitled to receive a fractional SPAC Public Warrant upon such separation, the number of SPAC Public Warrants to be issued to such holder upon such separation will be rounded down to the nearest whole number of SPAC Public Warrants and no cash will be paid in lieu of such fractional SPAC Public Warrants.

Subject to, and in accordance with, the terms and conditions of the ASIG Business Combination Agreement, on the Closing Date and immediately prior to the Effective Time, (i) each issued and outstanding SPAC Class A Share shall be converted automatically into the right of the holder thereof to receive one Company Class A Ordinary Share after giving effect to the Recapitalization, and (ii) each issued and outstanding SPAC Warrant (including the SPAC Public Warrants held as a result of the Unit Separation) sold to the public and to the Sponsor in a private placement in connection with the SPAC’s initial public offering will be automatically converted into one (1) Company Warrant exercisable for Company Class A Ordinary shares in accordance with its terms. At the Closing, in accordance with the Companies Act (as revised) of the Cayman Islands, Merger Sub will merge with and into the SPAC, the separate corporate existence of Merger Sub will cease and the SPAC will be the surviving corporation and a wholly-owned subsidiary of ASIG.

The “Subdivision Factor” is a number resulting from dividing (i) the result of (x) $2,500,000,000 minus (y) the Convertible Notes Adjustment Amount, divided by (z) $10.00, minus (y) the aggregate number of SPAC Class A Shares entitled to receive Merger

Consideration pursuant to the ASIG Business Combination Agreement at Closing (assuming for these purposes that the SPAC Class B Conversion, as may be modified by the Sponsor Support Agreement, has already occurred), by (ii) the Aggregate Fully Diluted Company Shares, and (y) $10.00. The “Aggregate Fully Diluted Company Shares” means, without duplication as of immediately prior to the Share Subdivision, the sum of (a) the aggregate number of Pre-Subdivision Shares that are issued and outstanding, excluding (1) all Pre-Subdivision Shares held by the trust established for ASIG’s share incentive plan which have not been allocated to or otherwise do not correspond to any issued and outstanding restricted share unit of ASIG and (2) any Pre-Subdivision Shares or restricted share units of ASIG that may be issued in connection with investments and acquisitions that ASIG is permitted to make following the date of the ASIG Business Combination Agreement but before the Closing under the ASIG Business Combination Agreement, and (b) the aggregate number of Pre-Subdivision Shares that are issuable upon the exercise, exchange or conversion of all outstanding Company Convertible Securities or that are issuable in connection with any Transaction Financing. “Transaction Financing” means such equity financing transaction pursuant to which investors commit to acquiring equity or equity-linked securities of ASIG in an aggregate amount of $150,000,000.

Closing of the ASIG Business Combination

Unless Magnum Opus and ASIG otherwise mutually agree or the ASIG Business Combination Agreement is otherwise terminated pursuant to its terms, the Closing will take place on the date that is two business days following the date on which all of the closing conditions set forth in the ASIG Business Combination Agreement have been satisfied or waived (other than those conditions that by their terms or nature are to be satisfied at the Closing, but subject to the satisfaction or waiver of such conditions at the Closing).

If the ASIG Business Combination have not been consummated by 11:59 p.m., Hong Kong time, on September 30, 2023, the ASIG Business Combination Agreement may be terminated by either Magnum Opus or ASIG. However, a party may not terminate the ASIG Business Combination Agreement pursuant to the provision described in this paragraph if such party’s breach of the ASIG Business Combination Agreement has been a primary cause of or resulted in the failure of the ASIG Business Combination to be consummated on or before 11:59 p.m., Hong Kong time, on September 30, 2023.

Representations and Warranties

The ASIG Business Combination Agreement contains representations and warranties (with certain exceptions set forth in the disclosure schedules to the ASIG Business Combination Agreement) of ASIG and its subsidiaries, including Merger Sub, relating, among other things, to corporate organization; ASIG’s subsidiaries; due authorization, performance and enforceability against ASIG of the ASIG Business Combination Agreement and the requisite shareholder approval; absence of conflicts; governmental consents and filings; capitalization of ASIG and its subsidiaries; financial statements and absence of changes; absence of undisclosed liabilities; absence of litigation and proceedings; compliance with laws; material contracts and absence of defaults; ASIG’s benefit plans; labor matters; tax matters; insurance; real property; intellectual property; privacy and data security; environmental matters; broker’s fees; related party transactions; international trade and anti-corruption; and supplied information.

The ASIG Business Combination Agreement contains representations and warranties (with certain exceptions set forth in the disclosure schedules to the ASIG Business Combination Agreement, or set forth in any of Magnum Opus’ public filings prior to the date of the ASIG Business Combination Agreement) of Magnum Opus, relating, among other things, to corporate organization; due authorization, performance and enforceability against Magnum Opus of the ASIG Business Combination Agreement; absence of conflicts; absence of litigation and proceedings; governmental consents and filings; the trust account; broker’s fees; reports filed with the SEC, financial statements and compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations promulgated thereunder; compliance with laws; no business activities and absence of changes; tax matters; capitalization; NYSE listing; material contracts and no defaults; related party transaction; status under the Investment Company Act of 1940, as amended, and the JOBS Act; independent investigations; employees; and supplied information.

The representations and warranties made in the ASIG Business Combination Agreement will not survive the consummation of the ASIG Business Combination.

Material Adverse Effect for ASIG and Magnum Opus

Under the ASIG Business Combination Agreement, certain representations and warranties of ASIG are qualified in whole or in part by materiality thresholds. In addition, certain representations and warranties of ASIG are qualified in whole or in part by a material adverse effect standard for purposes of determining whether a breach of such representations and warranties has occurred. Pursuant to the ASIG

Business Combination Agreement, a “Material Adverse Effect” means an effect, development, circumstance, fact, change or event that has a material adverse effect on (x) ASIG and its subsidiaries, their respective businesses and assets, or the results of operations or financial condition of ASIG and its subsidiaries, in each case, taken as a whole or (y) the ability of ASIG and its subsidiaries to consummate the ASIG Business Combination.

In the case of clause (x) in the above paragraph, however, none of the following (or the effect of any of the following) will be taken into account in determining whether a Material Adverse Effect has occurred or will occur:

(a)	any change in law, regulatory policies, accounting standards or principles (including U.S. GAAP) or any guidance relating thereto or interpretation thereof, in each case after the date of the ASIG Business Combination Agreement;
(b)	any change in interest rates or economic, political, business or financial market conditions generally (including any changes in credit, financial, commodities, securities or banking markets);
(c)	any change affecting any of the industries in which ASIG and its subsidiaries operate or the economy as a whole;
(d)	any epidemic, pandemic or disease outbreak (including COVID-19 and any quarantine, “shelter in place,” “stay at home,” workforce reduction, social distancing, shut down, closure, sequester or any other law, directive, guidelines or recommendations by any governmental authority (including the Centers for Disease Control and Prevention, the World Health Organization or an industry group) in relation to COVID 19, or any change in such Law, directive, guideline, recommendation or interpretation thereof (including the CARES Act) (the “Covid-19 Measures”));
(e)	the announcement or the execution of the ASIG Business Combination Agreement, the pendency of the ASIG Business Combination, or the performance of the ASIG Business Combination Agreement, including losses or threatened losses of employees, customers, suppliers, vendors, distributors or others having relationships with ASIG and its subsidiaries;
(f)	any weather conditions, earthquake, hurricane, tsunami, tornado, flood, mudslide, wild fire or other natural disaster, act of God or other force majeure event;
(g)	any acts of terrorism, sabotage, war, riot, the outbreak or escalation of hostilities, or change in geopolitical conditions;
(h)	any failure of ASIG and its subsidiaries to meet, with respect to any period or periods, any internal or industry analyst projections, forecasts, estimates or business plans (provided, however, that this clause (h) will not prevent a determination that any change or effect underlying such failure to meet projections or forecasts has resulted in a Material Adverse Effect (to the extent such change or effect is not otherwise excluded from the definition of Material Adverse Effect));
(i)	any action taken by Magnum Opus or its affiliates; or
(j)	any action taken or not taken at the written request of Magnum Opus or any matter to which Magnum Opus has consented in writing; provided, further, that any effect referred to in clauses (a), (b), (c), (d), (f) or (g) above may be taken into account in determining if a Material Adverse Effect has occurred to the extent it has a disproportionate and adverse effect on ASIG and its subsidiaries or the results of operations or financial condition of ASIG and its subsidiaries, in each case, taken as a whole, relative to other similarly situated businesses in the industries in which ASIG and its subsidiaries operate.

Under the ASIG Business Combination Agreement, certain representations and warranties of Magnum Opus are qualified in whole or in part by materiality thresholds or a material adverse effect standard for purposes of determining whether a breach of such representations and warranties has occurred. In addition, certain representations and warranties of Magnum Opus are qualified in whole or in part by a “SPAC Impairment Effect” standard for purposes of determining whether a breach of such representations and warranties has occurred. Pursuant to the ASIG Business Combination Agreement, a “SPAC Impairment Effect” with respect to Magnum Opus means such an effect, development, circumstance, fact, change or event that reasonably be expected to have a material adverse effect on the ability of Magnum Opus to consummate the ASIG Business Combination.

Covenants and Conduct of ASIG Business Prior to the Completion of the ASIG Business Combination

ASIG has agreed that, during the period from the date of the ASIG Business Combination Agreement until the earlier of its termination in accordance with its terms or the Closing (the “Interim Period”), ASIG and its subsidiaries will use its commercially reasonable efforts to conduct and operate its business in the ordinary course of business in all material respects.

Without limiting the generality of the above, subject to certain exceptions, ASIG has agreed that it will not, and will cause its subsidiaries not to, during the Interim Period:

●	change or amend its organizational documents in any material respect;
●	make, declare, set aside, establish a record date for or pay any dividend or distribution, other than any dividends or distributions from any wholly owned subsidiary of ASIG either to ASIG or any other wholly owned subsidiaries of ASIG;
●	other than issuances made by ASIG under any equity incentive plan in the ordinary course of business, or issuances made by ASIG in acquisitions or investments not exceeding $100,000,000 in a single transaction or series of related transactions, (i) issue, deliver, sell, transfer, pledge or dispose of, or place any lien (other than a permitted lien) on, any equity securities of ASIG or any of its subsidiaries or (ii) issue or grant any options, warrants or other rights to purchase or obtain any equity securities of ASIG or any of its subsidiaries;
●	(i) sell, assign, transfer, lease, license, or grant any material lien (other than permitted liens) on, or otherwise dispose of, any material assets, rights or properties (including material owned intellectual property), other than in the ordinary course of business consistent with past practice, or (ii) disclose any material confidential information of ASIG and its subsidiaries to any person other than pursuant to enforceable agreements protecting such confidential information or ASIG has chosen in the exercise of its reasonable business judgement to publish such information;
●	settle any pending or threatened action if such settlement would require payment by ASIG in an amount greater than $5,000,000 or admit criminal wrongdoing;
●	except as otherwise required by the terms of the ASIG Business Combination Agreement or ASIG’s benefit plans or existing employment contracts, (i) pay or promise to pay, any severance, change in control, transaction bonus, equity or equity based, retention or termination payment or arrangement to any current or former employee, officer, director, individual independent contractor, individual consultant or other service provider of ASIG or its subsidiaries (each, a “Company Employee”), (ii) take any action to accelerate the vesting or payment of or to fund any material benefit or payment provided to any Company Employee, (iii) take any action to materially increase any compensation or benefits of any management level Company Employee in an amount greater than $200,000 annually on an individual basis, (iv) establish, adopt, materially amend or terminate, any material company benefit plan or any contract that would be a material company benefit plan if it were in existence as of the date of the ASIG Business Combination Agreement, or (v) forgive any loans or issue any loans (other than routine travel advances issued in the ordinary course of business) to any Company Employee, except in each of clauses (i) through (v) that ASIG and its subsidiaries may take action as required by law or any applicable collective bargaining agreement with any labor union, labor organization or works council or any arrangement with an employer organization, in the ordinary course of business or in accordance with the terms of such company benefit plan on the date of the ASIG Business Combination Agreement;
●	enter into, modify, or extend any collective bargaining agreement, other than as required by applicable law, or recognize or certify any labor union, labor organization, work council, or group of employees as the bargaining representative for any employees of ASIG or its subsidiaries;
●	make any loans or advance any money or other property to any person, except for (i) advances in the ordinary course of business to employees, officers or directors of ASIG or any of its subsidiaries for expenses, (ii) prepayments and deposits paid to suppliers, consultants and contractors of ASIG or any of its subsidiaries in the ordinary course of business, (iii) trade credit granted or extended to customers of ASIG or any of its subsidiaries in the ordinary course of business, and (iv) advances or other payments among ASIG and its wholly-owned subsidiaries;

●	redeem, purchase, repurchase or otherwise acquire, any equity securities of ASIG or any of its subsidiaries other than (i) transactions among ASIG and its subsidiaries or among the subsidiaries of ASIG or (ii) the exercise of ASIG’s repurchase option with respect to certain ASIG restricted share units in accordance with the award agreements as in effect as of the date of the ASIG Business Combination Agreement;
●	adjust, subdivide, combine, recapitalize, reclassify or otherwise effect any change in respect of any equity securities of ASIG or any of its subsidiaries;
●	make any material change in its customary accounting principles or methods of financial accounting materially affecting the reported consolidated assets, liabilities or results of operations of ASIG and its subsidiaries, other than as may be required by U.S. GAAP or applicable law;
●	adopt or enter into a plan of complete or partial liquidation, dissolution, merger, consolidation, restructuring, recapitalization or other reorganization of ASIG or its subsidiaries;
●	make, change or revoke any material tax election in a manner inconsistent with past practice; change or revoke any material accounting method with respect to taxes; file any material tax return in a manner materially inconsistent with past practice; settle or compromise any material tax claim or tax liability; enter into any material closing agreement with any governmental authority with respect to any tax; or knowingly allow to expire or surrender any right to claim a material refund of taxes;
●	other than in the ordinary course of business, incur, create or assume any indebtedness in excess of $50,000,000, other than (i) ordinary course trade payables, (ii) between ASIG and any of its wholly owned subsidiaries or between any of such wholly owned subsidiaries or (iii) in connection with borrowings, extensions of credit and other financial accommodations under ASIG’s and its subsidiaries’ existing credit facilities, notes and other existing indebtedness as of the date of the ASIG Business Combination Agreement and, in each case, any refinancings thereof; materially modify the terms of any material indebtedness; guarantee or endorse, or otherwise become responsible for obligations of any person for indebtedness for borrowed money, other than between ASIG and its wholly owned subsidiaries or between any such wholly owned subsidiaries;
●	other than in the ordinary course of business, enter into any agreement that materially restricts the ability of ASIG or its subsidiaries to engage or compete in any line of business, enter into any agreement that materially restricts the ability of ASIG or its subsidiaries to or enter into a new line of business, in each case that would reasonably be expected to be material to the business of ASIG or its subsidiaries, taken as a whole;
●	(i) make any capital expenditures that in the aggregate exceed $20,000,000, other than any capital expenditure (or series of related capital expenditures) consistent in all material respects with, or (ii) delay the making of any material capital expenditures as provided in, ASIG’s annual capital expenditures budget for periods following the date hereof, made available to Magnum Opus;
●	enter into any contract with any broker, finder, investment banker or other person under which such person is or will be entitled to any brokerage fee, finders’ fee or other commission in connection with the ASIG Business Combination;
●	acquire by merging or consolidating with, or by purchasing a substantial portion of the assets of, or by purchasing all of or a substantial equity interest in, or by any other manner, any business or any corporation, partnership, limited liability company, joint venture, association or other entity or person or division thereof, in each case, except for (i) purchases of inventory and other assets in the ordinary course of business, (ii) acquisitions or investments pursuant to existing contracts in effect as of the date hereof, (iii) acquisitions or investments not to exceed $100,000,000 in a single transaction or series of related transactions, or (iv) investments in any wholly-owned subsidiaries of ASIG; or
●	enter into any contract to do any action prohibited above.

Notwithstanding the foregoing, ASIG and its subsidiaries may during the Interim Period take COVID-19 Measures or any action that is taken (or not taken) in good faith as a result of, in response to, or otherwise related to the pandemic.

Covenants and Conduct of Magnum Opus Business Prior to the Completion of the ASIG Business Combination

Subject to certain exemptions, Magnum Opus has agreed that during the Interim Period it will not:

●	change or amend the Investment Management Trust Agreement (the “Investment Management Trust Agreement,” filed as Exhibit 10.2 hereto), the Sponsor Lock-Up and Support Agreement, or its organizational documents, or change, amend or invalidate that certain arrangement of deferred underwriting fees payable by Magnum Opus;
●	create or form any subsidiary;
●	(i) make, declare, set aside or pay any dividends on, or make any other distribution (whether in cash, stock or property) in respect of any outstanding equity securities of Magnum Opus, other than any redemptions from the trust account required by Magnum Opus’ organizational documents;
●	(ii) subdivide, consolidate or reclassify any equity securities of Magnum Opus; or (iii) other than in connection with the redemption rights of Magnum Opus public shareholders or as otherwise required by the Magnum Opus’ organizational documents in order to consummate the ASIG Business Combination, repurchase, redeem or otherwise acquire, or offer to repurchase, redeem or otherwise acquire, any equity securities of, or other equity interests in, Magnum Opus;
●	(i) fail to maintain its existence or merge, consolidate or amalgamate Magnum Opus with any person, (ii) purchase or otherwise acquire (whether by merging or consolidating with, purchasing any equity security in or a substantial portion of the assets of, or by any other manner) any corporation, partnership, association or other business entity or organization or division thereof, or (iii) adopt or enter into a plan of complete or partial liquidation, dissolution, merger, consolidation, restructuring, recapitalization or other reorganization of Magnum Opus (other than the transactions contemplated by the ASIG Business Combination Agreement);
●	make any capital expenditures;
●	make any loans, advances or capital contributions to, or investments in, any other person (including to any of its officers, directors, agents or consultants), make any change in its existing borrowing or lending arrangements for or on behalf of such persons, or enter into any “keep well” or similar agreement to maintain the financial condition of any other person;
●	make, change or revoke any material tax election in a manner inconsistent with past practice; change or revoke any material accounting method with respect to taxes; settle or compromise any material tax claim or tax liability; enter into any material closing agreement with any governmental authority with respect to any tax; file any material tax return in a manner materially inconsistent with past practice; or surrender any right to claim a material refund of taxes;
●	enter into, renew or amend in any material respect, any transaction or contract except for such contracts entered into in the ordinary course of business; extend, transfer, terminate or waive any right of material value under any contract in the manner that is materially adverse to Magnum Opus; enter into, renew or amend in any material respect, any transaction or contract with a related party (other than working capital loans that Magnum Opus may obtain in the ordinary course of business and on substantially the same terms and conditions of the working capital loans outstanding as of the date of the ASIG Business Combination Agreement);
●	settle any pending or threatened claim or action or compromise or settle any liability, in each case, if such settlement would require payment by Magnum Opus in an amount greater than $150,000 or admit criminal wrongdoing;
●	incur, guarantee or otherwise become liable for (whether directly, contingently or otherwise) any indebtedness, other than in relation to or for the purpose of funding the transaction expenses of Magnum Opus;
●	offer, issue, deliver, grant or sell, or authorize or propose to offer, issue, deliver, grant or sell, any equity securities, other than pursuant to any working capital loans that will not be repaid at the Closing in an aggregate amount not exceeding $2,000,000;

●	engage in any activities or business, other than activities or business (i) in connection with or incident or related to Magnum Opus’ incorporation or continuing corporate (or similar) existence, (ii) contemplated by, or incident or related to, the ASIG Business Combination Agreement, any Ancillary Agreement, the performance of covenants or agreements hereunder or thereunder or the consummation of the ASIG Business Combination or (iii) those that are administrative or ministerial, in each case, which are immaterial in nature;
●	enter into any settlement, conciliation or similar contract that would require any payment from the Trust Account or that would impose non-monetary obligations on Magnum Opus or any of its affiliates (or ASIG or any of its subsidiaries after the Closing);
●	authorize, recommend, propose or announce an intention to adopt a plan of complete or partial liquidation, restructuring, recapitalization, dissolution or winding up of Magnum Opus or liquidate, dissolve, reorganize or otherwise wind up the business or operations of Magnum Opus or resolve to approve any of the foregoing;
●	change Magnum Opus’ methods of accounting in any material respect, other than changes that are made in accordance with PCAOB standards;
●	enter into any contract with any broker, finder, investment banker or other person under which such person is or will be entitled to any brokerage fee, finders’ fee or other commission in connection with the ASIG Business Combination;
●	voluntarily fail to maintain, cancel or materially change coverage under any insurance policy in form and amount equivalent in all material respects to the insurance coverage currently maintained with respect to Magnum Opus and their assets and properties; or
●	enter into any agreement, or otherwise become obligated, to do any action prohibited above.

Notwithstanding the foregoing, during the Interim Period, Magnum Opus will comply with, and continue performing under, as applicable, its organizational documents, the Investment Management Trust Agreement, and all other agreements or contracts to which Magnum Opus is a party.

Covenants and Agreements related to Employees

Prior to the Closing Date, ASIG will adopt an equity plan (in a form reasonably acceptable to ASIG and Magnum Opus), including a share reserve and customary evergreen provision, to be effective from and after the Closing.

Other Covenants and Agreements

Transaction Financing

Each of ASIG and Magnum agreed to use reasonable best efforts to enter into agreements with certain investors, pursuant to which such investors commit to purchase equity securities of ASIG (with the form of such equity securities of ASIG to be agreed by Magnum Opus and ASIG) in the aggregate amount of $150,000,000. The Transaction Financing is required to be consummated within ninety days after the date of the ASIG Business Combination Agreement.

Magnum Opus Extraordinary General Meeting

Magnum Opus agreed to, as promptly as practicable following the date the proxy statement/prospectus for the ASIG Business Combination (the “ASIG Business Combination Proxy”) is declared effective by the SEC, establish a record date, call and give notice to its shareholders and hold a shareholder meeting to provide Magnum Opus public shareholders with the opportunity to redeem their public shares; obtain all requisite approvals and authorizations from the Magnum Opus shareholders in connection with the ASIG Business Combination; adopt or approve such other proposals as may be reasonably agreed to by Magnum Opus and ASIG as necessary or appropriate in connection with the consummation of the ASIG Business Combination; adopt or approve any other proposal that either the SEC, NYSE or the Nasdaq Stock Market indicates is necessary in its comments to ASIG Business Combination Proxy, and related and customary procedural and administrative matters.

ASIG Shareholder Approval

ASIG agreed to, as promptly as practicable following the date the ASIG Business Combination Proxy is declared effective by the SEC, either (i) establish a record date, call and give notice to its shareholders and hold a shareholder meeting to: obtain the ASIG shareholders’ approval (to the extent not obtained prior to such meeting) for (x) the adoption of the ASIG’s eighth amended and restated memorandum and articles of association and (y) the Share Subdivision, adopt or approve other proposal related to the ASIG Business Combination, including the Recapitalization, the election of directors to the ASIG board in accordance with the ASIG Business Combination Agreement, the equity plan and each other proposal reasonably agreed to by Magnum Opus and ASIG as necessary or appropriate in connection with the consummation of the ASIG Business Combination, adopt or approve any other proposal that either the SEC, NYSE or the Nasdaq Stock Market indicates is necessary in its comments to ASIG Business Combination Proxy, and related and customary procedural and administrative matters; or (ii) solicit and obtain approval of ASIG shareholders for the foregoing matters in the form of a unanimous written resolution.

Extension of the Deadline to Consummate a Business Combination Transaction

In the event that the ASIG Business Combination was not consummated by February 1, 2023 and it’s reasonably determined by ASIG and Magnum Opus that it’s reasonably likely that the ASIG Business Combination would not be consummated by March 25, 2023, Magnum Opus would (with ASIG’s reasonable cooperation) use reasonable best efforts to prepare and file a proxy statement and to amend the organization documents of Magnum Opus in order to extend the date by which Magnum Opus must consummate the ASIG Business Combination in accordance with its organizational documents. On February 17, 2023, the Company filed with the SEC a definitive proxy statement on Schedule 14A (as supplemented by a definitive proxy statement on Schedule 14A filed by the Company with the SEC on March 14, 2023) relating to the extraordinary general meeting of shareholders scheduled on March 17, 2023, for extending such 24-month deadline. On March 17, 2023, among others, the extension was approved by the Company’s shareholders. See “Item 1. Business – Extension” for a detailed description of the extension.

Listing Matters

Magnum Opus agreed to use its reasonable best efforts to ensure that Magnum Opus remains listed as a public company on the NYSE; cause Magnum Opus Class A ordinary shares, public warrants and Units to remain listed on the NYSE; keep current and timely file all reports required to be filed or furnished with the SEC and otherwise comply in all material respects with its reporting obligations, and take such actions as are reasonably necessary or advisable to cause the Magnum Opus Class A ordinary shares, public warrants and Units to be delisted from the NYSE and deregistered under the Exchange Act as soon as practicable following the Effective Time.

ASIG agreed to use its commercially reasonable efforts to do the following as promptly as reasonably practicable after the date the ASIG Business Combination Agreement and in any event prior to the Effective Time: cause ASIG’s initial listing application with the applicable stock exchange in connection with the ASIG Business Combination to be approved, to satisfy all applicable listing requirements of the applicable stock exchange, and cause the ASIG Class A Ordinary Shares to be approved for listing on the applicable stock exchange.

Indemnification and Directors’ and Officers’ Insurance

Each of Magnum Opus and ASIG agreed that all rights to exculpation, indemnification and advancement of expenses existing as of the date of the ASIG Business Combination Agreement in favor of the current or former directors or officers of Magnum Opus as provided in Magnum Opus’ organizational documents or under any indemnification agreement such parties may have with Magnum Opus, will survive the Closing and will continue in full force and effect for a period of six years from the Closing Date.

Magnum Opus also agreed to purchase a six-year “tail” or “runoff” directors’ and officers’ liability insurance policy providing liability insurance coverage with respect to matters occurring prior to the Effective Time on terms with respect to coverage, deductibles and amounts no less favorable than those of such policy in effect on the date of the ASIG Business Combination Agreement and at an aggregate cost of no higher than 300% of the annual premium of Magnum Opus’ directors’ and officers’ liability insurance policy as of the date of the ASIG Business Combination Agreement. ASIG agreed to maintain such policy in full force in its full term and bear the relevant cost.

Magnum Opus Warrants

Magnum Opus agreed to, immediately prior to the Closing, assign to ASIG all of its rights, interests, and obligations in and under that the Warrant Agreement, dated March 23, 2021, by and between Magnum Opus and Continental Stock Transfer & Trust Company (the “Warrant Agreement,” filed as Exhibit 4.4 hereto) and the terms and conditions of such Warrant Agreement will be amended and restated to reflect the assumption of the Magnum Opus warrants by ASIG.

Directors and Officers of the Post-Closing Company

Each of Magnum Opus and ASIG will take all such action within its power as may be necessary or appropriate such that effective immediately after the Effective Time: (i) subject to the requirement regarding independent directors specified in the following paragraph, the Post-Closing Board will consist of no less than five and no more than seven directors as determined by ASIG; and (ii) the officers of the Post-Closing Company immediately after the Effective Time will be determined by ASIG at its sole discretion.

Prior to the time at which ASIG Business Combination Proxy is declared effective under the Securities Act, ASIG will identify (in consultation with Magnum Opus) at least two individuals, each of whom must qualify as an “independent director” under the listing rules of the applicable stock exchange, to serve as a director on the Post-Closing Board immediately after the Effective Time, with each such individual serving on a different class of directors.

Other Covenants and Agreements

The ASIG Business Combination Agreement contains other covenants and agreements, including:

●	each of Magnum Opus and ASIG agreeing to not solicit or negotiate with third parties regarding alternative transactions, agreeing to certain related restrictions, and ceasing discussions regarding alternative transactions;
●	ASIG agreeing to not confidentially submit to or file with the SEC any registration statement on Form S-1 or F-1;
●	Magnum Opus and ASIG cooperating on the preparation and efforts to make effective the ASIG Business Combination Proxy;
●	each of Magnum Opus and ASIG providing, subject to certain specified restrictions and conditions, to the other party and the other party’s representatives access to its and its subsidiaries’ books, records and personnel during the period prior to the Closing;
●	confidentiality and publicity relating to the ASIG Business Combination Agreement and the ASIG Business Combination;
●	ASIG waiving claims, rights, titles or interests to the trust account or any funds distributed from the Investment Management Trust Account; and
●	Magnum Opus taking all reasonable steps to cause any acquisition or disposition of Magnum Opus Class A ordinary shares to be exempt from Section 16(a) of the Exchange Act pursuant to Rule 16b¬3 thereunder.

Conditions to Closing

The completion of the ASIG Business Combination is subject to various conditions. There can be no assurance as to whether or when all of the conditions will be satisfied or waived.

The consummation of the ASIG Business Combination is conditioned upon, among other things:

(a)	receipt of the required consents from competition authorities;
(b)	the absence of any law or governmental order enjoining, prohibiting or making illegal the consummation of the ASIG Business Combination;

(c)	receipt of required approval by ASIG shareholders;
(d)	receipt of required approval by Magnum Opus shareholders;
(e)	the approval for listing of ASIG Class A Ordinary Shares to be issued in connection with the ASIG Business Combination, subject only to official notice of issuance thereof, and ASIG’s satisfaction of the continuing listing requirements of the applicable stock exchange;
(f)	effectiveness of the ASIG Business Combination Proxy in accordance with the Securities Act and the absence of any stop order issued by SEC which remains in effect and no proceedings for that purpose shall have been initiated or threatened by the SEC and not withdrawn;
(g)	after giving effect to the exercise of the redemption rights of Magnum Opus public shareholders, Magnum Opus having at least $5,000,001 of net tangible assets immediately after the Effective Time; and
(h)	completion of the Recapitalization in accordance with the terms of the ASIG Business Combination Agreement and ASIG’s organizational documents.

The obligations of ASIG and Merger Sub to consummate the ASIG Business Combination is also conditioned upon, among other things:

(a)	the accuracy of the representations and warranties of Magnum Opus (subject to certain materiality standards set forth in the ASIG Business Combination Agreement);
(b)	material compliance by Magnum Opus with its pre-closing covenants;
(c)	Magnum Opus’ delivery of a certificate, signed by an officer of Magnum Opus, dated the Closing Date, certifying that the conditions specified in clauses (a) and (b) above have been fulfilled;
(d)	the Sponsor Lock-Up and Support Agreement in full force and effect and no default thereunder;
(e)	the amount (the “Available SPAC Cash”) equal to the sum of cash available in the Trust Account following the Magnum Opus Extraordinary General Meeting, after deducting the amount required to satisfy the exercise of the redemption rights of the Magnum Opus shareholders but prior to the payment of (i) any deferred underwriting commissions being held in the Trust Account, and (ii) any transaction expenses, plus the Capital Raise Proceeds, equaling or exceeding $150,000,000 (the “Minimum Available SPAC Cash Amount,” such condition, the “Minimum Available Cash Condition”); and
(f)	the absence of SPAC Impairment Effect.

The obligations of Magnum Opus to consummate the ASIG Business Combination is also conditioned upon, among other things:

(a)	the accuracy of the representations and warranties of ASIG (subject to certain materiality standards set forth in the ASIG Business Combination Agreement);
(b)	material compliance by ASIG with its pre-closing covenants;
(c)	ASIG’ delivery of a certificate, signed by an officer of ASIG, dated the Closing Date, certifying that the conditions specified in clauses (a) and (b) above have been fulfilled; and
(d)	the absence of any Material Adverse Effect.

Termination

The ASIG Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the consummation of the ASIG Business Combination, including:

(a)	by mutual written consent of ASIG and Magnum Opus;
(b)	by written notice by either ASIG or Magnum Opus if any law or governmental order (other than a temporary restraining order) is in effect that permanently restrains, enjoins, makes illegal or otherwise prohibits the consummation of the ASIG Business Combination;
(c)	by written notice by either ASIG or Magnum Opus if the Effective Time has not occurred by 11:59 p.m., Hong Kong time, on September 30, 2023; provided that the right to terminate the ASIG Business Combination Agreement under this provision shall not be available to a party whose breach of the ASIG Business Combination Agreement has been a primary cause of or resulted in the failure of the ASIG Business Combination to be consummated on or before 11:59 p.m., Hong Kong time, on September 30, 2023;
(d)	by written notice by either ASIG or Magnum Opus upon a breach or failure to perform any representations, warranties, covenants or other agreements set forth in the ASIG Business Combination Agreement by the other party if such breach gives rise to a failure of certain closing conditions to be satisfied and cannot or has not been cured by the earlier of the fifth business day immediately prior to the termination date of the ASIG Business Combination Agreement and the 45th day following the receipt of written notice of such breach or failure to perform; provided that the right to terminate the ASIG Business Combination Agreement pursuant to this provision is not available to a party if such party is then in material breach of any of its representations, warranties, covenants or other agreements in the ASIG Business Combination Agreement;
(e)	by written notice by ASIG to Magnum Opus, if Magnum Opus liquidates or dissolves pursuant to Magnum Opus’ organizational documents;
(f)	by written notice by either ASIG or Magnum Opus, if Magnum Opus failed to obtain the approval from its shareholders upon vote taken thereon at a duly convened extraordinary general meeting (or at a meeting of its shareholders following any adjournment or postponement thereof); provided that the right to terminate the ASIG Business Combination Agreement pursuant to this provision is not available to Magnum Opus if, at the time of such termination, Magnum Opus is in material breach of the covenant related to the extraordinary general meeting of Magnum Opus and such breach is the primary cause of the failure to obtain the approval from Magnum Opus shareholders; or
(g)	by written notice by ASIG to Magnum Opus, if Magnum Opus fails to obtain the approval from its shareholders to extend the deadline by which it is required to consummate a business combination transaction upon vote taken thereon at a duly convened extraordinary general meeting of the Magnum Opus shareholders (or at a meeting of Magnum Opus shareholders following any adjournment or postponement thereof).

Sponsor Lock-up and Support Agreement

Concurrently with the execution and delivery of the ASIG Business Combination Agreement, ASIG, Magnum Opus, the Sponsor and certain other shareholders of Magnum Opus have entered into the Sponsor Lock-Up and Support Agreement. Pursuant to this agreement, the Major SPAC Shareholders agreed to, among other things:

(a)	attend Magnum Opus shareholder meeting to establish a quorum for the purpose of approving Magnum Opus’ transaction proposals;
(b)	vote or cause to be voted (including by class vote and/or written consent, if applicable) Magnum Opus Class B ordinary shares or any other Magnum Opus securities acquired by the Major SPAC Shareholders (collectively, the “Major SPAC Shareholder Subject Shares”) in favor of the Magnum Opus’ transaction proposals, including the approval of the ASIG Business Combination Agreement and the transactions contemplated thereby;

(c)	vote all of such Major SPAC Shareholders’ Magnum Opus Class B ordinary shares together with any other Magnum Opus Class A ordinary shares and Magnum Opus Class B ordinary shares acquired by the Major SPAC Shareholders against (A) any merger, business combination or other similar transaction other than the ASIG Business Combination involving Magnum Opus, (B) allowing Magnum Opus to execute or enter into, any agreement related to any such Alternative Transaction Proposal, and (C) entering into any agreement, or agreement in principle requiring Magnum Opus to impede, abandon, terminate or fail to consummate the transactions contemplated by the ASIG Business Combination Agreement or breach its obligations thereunder, which, in each of case of clauses (A) and (C), would be reasonably likely to in any material respect impede, interfere with, delay or attempt to discourage, frustrate the purposes of, result in a breach by Magnum Opus of, prevent or nullify any provision of the ASIG Business Combination Agreement or any other Ancillary Agreement, the Merger or any other ASIG Business Combination or change in any manner the voting rights of any class of Magnum Opus Shares; and
(d)	from the date of the Sponsor Lock-Up and Support Agreement until the date of its termination, not to, directly or indirectly, Transfer any Major SPAC Shareholder Subject Shares, other than pursuant to the Merger. “Transfer” means (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option, right or warrant to purchase or otherwise transfer, dispose of or agree to transfer or dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder, with respect to any Major SPAC Shareholder Subject Share, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Major SPAC Shareholder Subject Shares, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii).

The Sponsor Lock-Up and Support Agreement also provides that:

(a)	if the Available SPAC Cash is less than the Minimum Available SPAC Cash Amount, then immediately prior to the Closing, Sponsor shall surrender to Magnum Opus for cancellation of a number of founder shares and Magnum Opus private placement warrants;
(b)	immediately prior to the Closing but following the forfeiture as described in clause (a) above, 25% of the founder shares not forfeited (the “Sponsor Earn-out Shares”) and 25% of Sponsor warrants not forfeited (the “Sponsor Earn-out Warrants,” together with Sponsor Earn-out Shares, the “Sponsor Earn-out Securities”) shall automatically convert into a number of ASIG Class A Ordinary Shares or a number of ASIG Warrants exercisable for ASIG Class A Ordinary Shares, as applicable, upon the Closing pursuant to the ASIG Business Combination Agreement, but shall remain unvested;
(c)	Sponsor shall not Transfer any Sponsor Earn-out Securities until such Sponsor Earn-out Security is vested;
(d)	The Sponsor Earn-out Securities shall fully vest upon the occurrence of the Triggering Event. In the event that there is an Acceleration Event after the Closing and prior to the fifth anniversary of the Closing Date (the “Earn-out Period”), then the Triggering Event shall be deemed to have occurred, provided that if the value of the consideration to be received by the holders of the ASIG Ordinary Shares for each ASIG Ordinary Shares in such Change of Control transaction (the “Change of Control Price”) is less than $12.50, no Triggering Event shall be deemed to have occurred; and
(e)	Any Sponsor Earn-out Shares not eligible for vesting on or before the expiration of the Earn-out Period shall immediately thereafter be forfeited to ASIG and canceled and the Sponsor shall not have any rights with respect thereto.

Further, the Sponsor Lock-Up and Support Agreement also requires that each Major SPAC Shareholder to agree to not to transfer (i) 50% of the Major SPAC Shareholder’s the locked-up shares for a period of six months after the Closing Date and (ii) such Major SPAC Shareholder’s remaining locked-up shares for a period of one year after the Closing Date, with certain exceptions and carveouts.

ASIG acknowledges that each holder of ordinary shares of ASIG or Company Awards immediately prior to the Closing would, following the Closing, be subject to the Company Shareholder Lock-Up. To the extent that ASIG grants any ASIG shareholder a release of all or a portion of the ASIG Ordinary Shares or Company Awards it holds from the lock-up restrictions otherwise applicable pursuant to the Company Shareholder Lock-up (the “Company Shareholder Release”), (i) ASIG shall, prior to each Company Shareholder Release, notify each Major SPAC Shareholder of such Company Shareholder Release; and (ii) to the extent ASIG has released an aggregate of 1,000,000 equity securities of ASIG from the Company Shareholder Lock-Up, each Major SPAC Shareholder shall concurrently and automatically have the same pro rata portion of such Major SPAC Shareholder’s locked-up shares released from the lock-up restrictions (starting first from such locked-up shares that are subject to a six-month lock-up).

Company Shareholder Voting Agreement

Concurrently with the execution and delivery of the ASIG Business Combination Agreement, ASIG, Magnum Opus and certain ASIG shareholders (the “Major ASIG Shareholders”) have entered into a Company Shareholder Voting Agreement. Pursuant to the Company Shareholder Voting Agreement, each such Major ASIG Shareholder has agreed to:

(a)	attend any ASIG shareholder meeting to establish a quorum for the purpose of approving ASIG’s transaction proposals;
(b)	vote or cause to be voted (including by class vote and/or written consent, if applicable) the ASIG Pre-Subdivision Shares held by such Major ASIG Shareholder (the “Major ASIG Shareholder Subject Shares”) in favor of ASIG’s transaction proposals, including the approval of the ASIG Business Combination Agreement and the transactions contemplated thereby; and
(c)	vote all its Major ASIG Shareholder Subject Shares against (A) any Alternative Transaction Proposal involving ASIG and its subsidiaries, (B) allowing ASIG to execute or enter into, any agreement related to any such Alternative Transaction Proposal, and (C) entering into any agreement, or agreement in principle requiring ASIG to impede, abandon, terminate or fail to consummate the transactions contemplated by the ASIG Business Combination Agreement or breach its obligations thereunder, which, in each of cases (A) and (C), would be reasonably likely to in any material respect impede, interfere with, delay or attempt to discourage, frustrate the purposes of, result in a breach by ASIG of, prevent or nullify any provision of the ASIG Business Combination Agreement or any other Ancillary Agreement, the Merger or any other ASIG Business Combination or change in any manner the voting rights of any class of ASIG’s share capital.

Pursuant to the Company Shareholder Voting Agreement, among other things, ASIG shareholders also agreed not to Transfer any Major ASIG Shareholder Subject Shares from the date of the Company Shareholder Voting Agreement until the date of its termination, subject to customary exceptions. “Transfer” means (a) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option, right or warrant to purchase or otherwise transfer, dispose of or agree to transfer or dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder, with respect to any ASIG Ordinary Share, (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Major ASIG Shareholder Subject Share, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b).

Registration Rights Agreement

The ASIG Business Combination Agreement contemplates that, at the Closing, ASIG, the Sponsor and certain shareholders of ASIG and certain of their respective affiliates, as applicable, will enter into a registration rights agreement, to be effective as of the Closing. Pursuant to such registration rights agreement, ASIG agrees to file, within sixty days of the Closing Date, and use reasonable best efforts to cause to be declared effective as soon as practicable thereafter, a registration statement covering the resale of all registrable securities on a delayed or continuous basis. ASIG has also agreed to provide customary “piggyback” registration rights with respect to such registrable securities and, subject to certain circumstances, to file a resale shelf registration statement to register the resale under the Securities Act of such registrable securities.

The registration rights agreement also provides that ASIG will pay certain expenses relating to such registrations and indemnify the securityholders against certain liabilities. The rights granted under the registration rights agreement supersede any prior registration, qualification or similar rights of the parties with respect to their ASIG securities or Magnum Opus securities granted under any other agreement, and any of such pre-existing registration, qualification or similar rights and such agreements will be terminated and of no further force and effect.

Assignment, Assumption and Amendment Agreement

The ASIG Business Combination Agreement contemplates that, immediately prior to the Closing, ASIG, Magnum Opus and Continental Stock Transfer & Trust Company will enter into an assignment, assumption and amendment agreement. Pursuant to such assignment, assumption and amendment agreement, Magnum Opus will assign to ASIG all of its rights, interests, and obligations in and under the

Warrant Agreement, and the terms and conditions of such Warrant Agreement shall be amended and restated to reflect the assumption of Magnum Opus Warrants by ASIG.

On September 29, 2022, we filed a Current Report on Form 8-K with the SEC, disclosing the execution of ASIG Business Combination and other ancillary documents. The ASIG Business Combination is expected to close in the first half of 2023, subject to satisfaction of customary closing conditions and approvals.

Our publicly traded Class A ordinary shares, Units and public warrants are currently listed on the New York Stock Exchange under the symbols “OPA,” “OPA.U” and “OPA WS,” respectively.

Extension

On February 17, 2023, the Company filed with the SEC a definitive proxy statement on Schedule 14A (as supplemented by a definitive proxy statement on Schedule 14A filed by the Company with the SEC on March 14, 2023, the “Extension Proxy”) in relation to a proposed extraordinary general shareholder meeting (the “Extension Meeting”) of the Company’s shareholders to approve (1) the proposal to amend Articles 51.7 and 51.8 of the Company’s amended and restated memorandum and articles of association to extend the date (the “Termination Date”) by which the Company must (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company with one or more businesses, which we refer to as a “business combination,” or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the units sold in the Company’s initial public offering that was consummated on March 25, 2021 (the “Extension”) from March 25, 2023 to April 25, 2023 (the “First Extended Date”); and if the Company does not consummate a business combination by the First Extended Date, the Termination Date may be extended, without the need for any further approval of the Company’s shareholders, by resolutions of the board of directors of the Company at least three days prior to First Extended Date, to May 25, 2023 (the “Second Extended Date”), which may be further extended, without the need for any further approval of the Company’s shareholders, by resolutions of our board of directors passed at least three days prior to the Second Extended Date, to June 25, 2023 (the “Third Extended Date”), and may be further extended, without the need for any further approval of the Company’s shareholders, by resolutions of the board of directors of the Company passed at least three days prior to the Third Extended Date, to July 25, 2023 (the “Fourth Extended Date”, and each of the First Extended Date, the Second Extended Date, the Third Extended Date and the Fourth Extended Date, an “Extended Date”), for three additional one-month periods, for an aggregate of three additional months (each, an “Additional Extension Period”) (such proposal, the “Extension Amendment Proposal”) and (2) an amendment to the Investment Management Trust Agreement, dated March 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to (i) reflect the Extension and (ii) allow the Company to maintain any remaining amount in its trust account in an interest bearing demand deposit account at a bank (the “Trust Amendment Proposal,” and together with the Extension Amendment Proposal, the “Extension Proposals” ). The record date of the Extension Meeting was February 21, 2023, and the date of the Extension Meeting was March 17, 2023.

On March 17, 2023, the Company held the Extension Meeting, at which the shareholders of the Company approved the Extension Proposals. In connection with the Extension Meeting, shareholders of the Company holding 13,404,883 Class A ordinary shares exercised their option to redeem their shares for a pro rata portion of the funds in the trust account (the “Extension Redemption”). As a result, approximately $137,142,200.05 (approximately $10.23 per Class A ordinary share) was released from the trust account to pay such holders and approximately $67,473,088.35 remained in the trust account. Following the Extension Redemption, 6,595,117 Class A ordinary shares remain outstanding.

In connection with the Extension, the Company agreed to deposit into the trust account, (A) for the period from March 25, 2023 until the First Extended Date, $150,000 (the “First Contribution”), (B) if the Company does not consummate a business combination by the First Extended Date and the board of directors of the Company elects to extend the Termination Date from the First Extended Date to the Second Extended Date, for the period from the First Extended Date to the Second Extended Date, $150,000 (the “Second Contribution”), (C) if the Company does not consummate a business combination by the Second Extended Date and the board of directors of the Company elects to extend the Termination Date from the Second Extended Date to the Third Extended Date, for the period from the Second Extended Date to the Third Extended Date, $150,000 (the “Third Contribution”), and (D) if the Company does not consummate a business combination by the Third Extended Date and the board of directors of the Company elects to extend the Termination Date from the Third Extended Date to the Fourth Extended Date, for the period from the Third Extended Date to the Fourth Extended Date, $150,000 (the “Fourth Contribution,” and together with the First Contribution, the Second Contribution and the Third Contribution, the “Contributions,” each, a “Contribution”).

On March 29, 2023, the Company deposited into the trust account the First Contribution in the amount of $150,000.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain provisions designed to provide certain rights and protections relating to the initial public offering that will apply to us until the completion of our initial business combination. These provisions cannot be amended without a special resolution. As a matter of Cayman Islands law, a resolution is deemed to be a special resolution where it has been approved by either (i) at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given; or (ii) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a general meeting of the Company (i.e., the lowest threshold permissible under Cayman Islands law), or by a unanimous written resolution of all of our shareholders.

Our Initial Shareholders will participate in any vote to amend our amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	If we are unable to complete our initial business combination by the last applicable Extended Date or such later date by which we must consummate a business combination transaction approved by our shareholders in an amendment to our amended and restated memorandum and articles of association (the “Extension Deadline”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per- share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company (less taxes payable and up to $100,000 of interest to pay distribution expenses), divided by the number of public shares then in issue, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims and other requirements of applicable law;
●	Prior to our initial business combination, we may not issue additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with public shares on our business combination;
●	Although we do not intend to enter into a business combination with a target business that is affiliated with our Sponsor, our directors or our officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm that such a business combination is fair to the Company from a financial point of view;
●	If a shareholder vote on our initial business combination is not required by law and we do not decide to hold a shareholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act;
●	We must complete one or more business combinations having an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination;
●	If our shareholders approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Deadline or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, we will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the approval or effectiveness of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then issued and outstanding public shares, subject to the limitations provided in the amended and restated memorandum and articles of association; and
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

Periodic Reporting and Financial Information

We have registered our Units, Class A ordinary shares and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, the prospectus associated with the IPO and the registration statement for the IPO (the “IPO Registration Statement”), before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Ability to Consummate, a Business Combination

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated as an exempted company under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that express substantial doubt about our ability to continue as a “going concern.” We may not have sufficient funds to consummate the initial business combination.

As of December 31, 2022, we had investment held in the trust account of $202,841,23, $883,307 outside of the trust account and working capital deficit of $5,456,531. Cash held outside of the trust account may not be sufficient for us to operate until the Extended Deadline. We have incurred and expect to continue to incur significant costs in pursuit of our initial business combination. We cannot assure you that our plan to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Magnum Opus’ financial statements contained in this Annual Report do not include any adjustments that might be necessary, should Magnum Opus be unable to continue as a going concern.

If we are required to seek additional capital, we will need to borrow funds from our Sponsor, directors, officers or other third parties, or we may be forced to liquidate. None of such persons is under any obligations to advance funds to us in such circumstances. In addition, any such advances would be repaid only from the funds held outside the trust account or from funds released upon completion of the initial business combination. If we do not have sufficient funds available to consummate the initial business combination, we will be forced to cease operations and liquidate the trust account. Consequently, Magnum Opus public shareholders may receive less than $10.00 per share.

The Company identified a material weakness in our internal control over financial reporting. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner and may be unable to maintain compliance with applicable stock exchange listing requirements, which may adversely affect investor confidence and materially and adversely affect our business and operating results.

In connection with the preparation of the Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2021, the Company identified an error in its audited balance sheet as of March 25, 2021 filed on the Current Report on Form 8-K with the SEC on March 31, 2021 and its unaudited quarterly financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 filed in the Quarterly Reports on Form 10-Q with the SEC on May 21, 2021 and August 16, 2021, respectively (the “Non-Reliance Financial Statements”), relating to the classification between temporary equity and permanent equity of the Class A ordinary shares of the Company subject to redemption, which the

Company initially presented a portion thereof as permanent equity, and had since determined should be classified as temporary equity. In light of this error, it was determined that the Non-Reliance Financial Statements should no longer be relied upon. The Company amended the Non-Reliance Financial Statements in its Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2021 reflecting the reclassification of the Class A ordinary shares of the Company subject to redemption as temporary equity. The Company believes that the change did not have any impact on its cash position or cash held in its trust account.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 because of failures to correctly apply the nuances of the complex accounting standards, which resulted in a material weakness in the Company’s internal control over financial reporting, such that there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness related to the Company’s financial reporting of complex financial instruments and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding financial reporting of complex financial instruments. The foregoing actions were completed as of December 31, 2022, and we believe we have remediated the material weakness in internal control over financial reporting described above. However, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will have the intended effects or be sufficient to avoid potential future material weaknesses. Ineffective internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of our securities.

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our Initial Shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

In connection with the Extension Meeting, shareholders of the Company holding 13,404,883 Class A ordinary shares exercised their option to redeem their shares for a pro rata portion of the funds in the trust account. Following the Extension Redemption, 6,595,117 Class A ordinary shares remain outstanding and 5,000,000 Class B ordinary shares remain outstanding. Our Initial Shareholders currently own approximately 43% of our issued and outstanding ordinary shares. Our Initial Shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our Initial Shareholders’ founder shares, we would need 797,560, or 12.1%, of the 6,595,117 currently issued and outstanding public shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Initial Shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may enter into a business combination agreement with a prospective target that requires a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the ASIG Business Combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination on or prior to the Extended Deadline may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by the Extended Deadline. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination on or prior to the Extended Deadline, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination on or prior to the Extended Deadline. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 outbreak could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less franchise and income taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

If we seek shareholder approval of our initial business combination, our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our Initial Shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Deadline or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by the Extended Deadline, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A ordinary shares and public warrants are separately listed on NYSE. Our Class B ordinary shares are not listed on any stock exchange. We cannot assure you that our securities will be, or will continue to be, listed on NYSE in the future or prior to our initial business combination. In order to continue listing our securities on NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain an average aggregate global market capitalization not less than $50,000,000, the average aggregate global market capitalization attributes to our public shares not less than $40,000,000 and the number of public shareholders not less than 300. We cannot assure you that we will be able to meet the continued listing requirements, especially after redemption by our public shareholders in relation to the proposed amendment of our amended and restated memorandum and articles of association for the extension of the Extended Deadline and in relation to our initial business combination.

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are “penny stock” which will require brokers trading our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A ordinary shares and public warrants are listed on NYSE, our Units, Class A ordinary shares and public warrants are qualified as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the sale of private placement warrants and filed a Current Report on Form 8-K, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units are immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

Certain other entities which Mr. Jonathan Lin or L2 Capital owns or invests in have similar or overlapping investment objectives and guidelines, and we may not be presented investment opportunities that may otherwise be suitable for us.

Mr. Jonathan Lin, who controls our Sponsor, and L2 Capital, of which members of our management team, including Messrs. Jonathan Lin, Frank Han and Kevin Lee are co-founders and partners, are our affiliated persons. Mr. Jonathan Lin and L2 Capital currently own and invest in and plan to continue to own and invest in other entities and currently invest and plan to invest third-party capital in a variety of investment opportunities. There may be overlap of investment opportunities with certain other entities which Mr. Jonathan Lin and L2 Capital currently own or invest in and similar overlap with future entities which Mr. Jonathan Lin and L2 Capital may own or invest in. Such overlap could create conflicts of interest. In particular, investment opportunities that may otherwise be suitable for us may not be presented to us by Messrs. Jonathan Lin, Frank Han and/or Kevin Lee or our Sponsor. This overlap could also create conflicts in determining to which entity a particular investment opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Certain members of our management team may be involved in and have a greater financial interest in the performance of other entities, and such activities may create conflicts of interest in making decisions on our behalf.

Certain members of our management team may be subject to a variety of conflicts of interest relating to their responsibilities to other ventures with which they may be affiliated, including entities which Mr. Jonathan Lin and L2 Capital currently own or invest in or may own or invest in in the future, or their respective affiliates, see “— Certain other entities which Mr. Jonathan Lin and L2 Capital own or invest in have similar or overlapping investment objectives and guidelines, and we may not be presented investment opportunities that may otherwise be suitable for us.” Such individuals may serve as members of management or a board of directors (or in similar such capacity) to various other entities. Such positions may create a conflict between the advice and investment opportunities provided to such entities and the responsibilities owed to us. The other entities in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain of our principals and employees may have a greater financial interest in the performance of such other entities than our performance. Such involvement may create conflicts of interest in sourcing investment opportunities on our behalf and on behalf of such other entities.

The prior investment track records of our management team, advisory board member, L2 Capital and their respective affiliates may not be available on publicly available sources or may be subject to confidentiality agreements.

As the prior investment track records of our management team, advisory board member, L2 Capital and their respective affiliates, including the investments and transactions in which they have participated in and businesses with which they have been associated with, are primarily private transactions, information regarding their involvement with such transactions may not be publically available or is subject to confidentiality terms. This may limit the availability of information to our investors and potential target businesses pertaining to our team’s past track record which in turn may adversely affect our marketing efforts and ability to generate attractive business combination opportunities for our company.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until the Extended Deadline, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

As of December 31, 2022, cash of $883,307 was held outside the trust account and is available for working capital purposes.As of December 31, 2022, we have an aggregate $2,000,000 working capital loans outstanding from the Sponsor. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until the Extended Deadline; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. Although we do not have such arrangement with ASIG.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Marcum LLP, our independent registered public accounting firm, and the underwriters of our initial public offering did not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the Letter Agreement (filed as Exhibit 10.1 hereto), our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less franchise and income taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate a business combination, including the ASIG Business Combination, and liquidate the Company.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other matters, to the circumstances in which special purpose acquisition companies (the “SPACs”) such as us could potentially be subjected to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require the company to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like us, that has not entered into a definitive agreement within 18 months after the effective date of its IPO registration statement or that does not complete its initial business combination within 24 months after such date. Our IPO Registration Statement became effective on March 22, 2021 and the ASIG Business Combination Agreement was entered into on September 30, 2022, which exceeds the 18-months threshold, and we were not able to complete our initial business combination within 24 months after the effective date of the IPO Registration Statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company for purposes of the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds. As a result, unless the Company is able to modify its activities so that we would not be deemed an investment company under the Investment Company Act, we may abandon our efforts to consummate a business combination and instead liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares or investing in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

In order to mitigate the risk of being viewed as operating an unregistered investment company, on March 20, 2023 the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash items, which may include interest bearing demand deposit accounts at banks, until the earlier of consummation of an initial business combination and liquidation of the Company.

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash item, which may include interest bearing demand deposit accounts at banks until the earlier of the consummation of an initial business combination or our liquidation, we may be able to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act. Following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, following the shareholders’ approval of the Extension and the proposal relating to the amendment of the Trust Agreement, on March 20, 2023, the Company instructed the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash items, which may include interest bearing demand deposit accounts at banks, until the earlier of consummation of an initial business combination or liquidation of the Company. Interest on an interest bearing deposit account is currently approximately 4.6% per annum but such deposit account carries a variable rate and the Company cannot assure you that such rate will not decrease or increase significantly.

However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. Following any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash items, which may include interest bearing demand deposit accounts at banks, the Company may receive minimal interest, if interest rates decrease significantly, which, would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we are unable to consummate our initial business combination by the Extended Deadline, our public shareholders may be forced to wait beyond such date before redemption from our trust account.

If we are unable to consummate our initial business combination by the Extended Deadline, the funds then on deposit in the trust account, including interest earned on the funds held in the trust account (less franchise and income taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond such date before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our Company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine and imprisonment in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NYSE. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the Warrant Agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our reasonable best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our reasonable best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the Warrant Agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the Warrant Agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our reasonable best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The Warrant Agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days immediately following ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our Initial Shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to the registration and shareholder rights agreement, dated March 23, 2021, by and between the Company and the Initial Shareholders, filed as Exhibit 10.3 hereto (the “Registration and Shareholder Rights Agreement”), our Initial Shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of securities that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our Initial Shareholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are not limited to evaluating a target business in a particular industry sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including consumer and TMT sectors. Our amended and restated memorandum and articles of association prohibit us from effectuating a business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Past performance by our management team, advisory board members, L2 Capital and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Information regarding our management team, advisory board, L2 Capital and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, advisory board members, L2 Capital and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, advisory board members, L2 Capital and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team and advisory board, L2 Capital or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. Following the Extension Redemption, 6,595,117 Class A ordinary shares remain outstanding and 5,000,000 Class B ordinary shares remain outstanding, therefore, there are 493,404,883 and 45,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. There is currently no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of our investors;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and director; and
●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, our Initial Shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share splits, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity- linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 15% of the total number of Class A ordinary shares issued and outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our Sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. owner of our Class A ordinary shares or warrants, the U.S. owner may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. In addition, we may be a PFIC due to a business combination with a target company that is a PFIC. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

An investment in us may result in uncertain U.S. federal income tax consequences.

An investment in us may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units we are issuing, the allocation an investor makes with respect to the purchase price of a Unit between the Class A ordinary shares and the one-half of a warrant to purchase one Class A ordinary share included in each Unit could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of warrants included in the Units we are issuing is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, shareholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We depend on our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. Jonathan Lin, our Chairman of the Board, Director and Chief Executive Officer, Mr. Frank Han, our President, and Mr. Kevin Lee, our Director and Chief Financial Officer, and our other directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations, monitoring the related due diligence and completing our business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Members of our management team have been and continue to be involved in a wide variety of businesses and enterprises. Any negative developments affecting such businesses or enterprises associated with our management team, or individually affecting any individual management team member, could negatively impact our reputation and affect our ability to identify and complete an initial business combination, and may have an adverse effect on the price of our securities. Moreover, although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our Company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

In addition, our Sponsor and our officers and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On January 26, 2021, the Sponsor acquired 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. On March 22, 2021, the Sponsor assigned in the aggregate 500,000 founder shares to certain officers, directors and advisory board members, for their management, board and advisory services, including 162,500 shares each to the Chief Financial Officer and President and 50,000 shares to each of Messrs. Sammy Hsieh and Alexandre Casin and 25,000 shares to each of Messrs. Johnny Liu, Dickson Cheng and Kersten Hui. Prior to the initial investment of $25,000 by our Sponsor, we had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. On May 11, 2021, 750,000 founder were forfeited by the Sponsor. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 6,000,000 private placement warrants for an aggregate purchase price of $6,000,000 upon the consummation of our initial public offering. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Extended Deadline nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the funds in our trust account, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post- transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock or shares of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our Warrant Agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the Warrant Agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by the Extended Deadline or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. On February 17, 2023, we filed a definitive proxy statement on Schedule 14A (as supplemented by a definitive proxy statement on Schedule 14A filed by the Company with the SEC on March 14, 2023) relating to the extraordinary general meeting of shareholders scheduled on March 17, 2023, for extending the time to consummate an initial business combination. On March 17, 2023, among others, the extension has been approved by the Company’s shareholders. In connection with the Extension Meeting, shareholders of the Company holding 13,404,883 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $137,142,200.05 (approximately $10.23 per Class A ordinary shares) was released from the trust account to pay such holders and approximately $67,473,088.35 remained in the trust account. We cannot assure you that we will not seek to further amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre- business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our Initial Shareholders who collectively beneficially own 43.1% of our ordinary shares (after giving effect to the Extension Redemption), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Deadline or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then issued and outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our Letter Agreement with our Sponsor, officers and directors may be amended without shareholder approval.

Our Letter Agreement with our Sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The Letter Agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to the Letter Agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the Letter Agreement. Any such amendments to the Letter Agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our Initial Shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Initial Shareholders own 43.1% of our issued and outstanding ordinary shares (after giving effect to the Extension Redemption). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Initial Shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our Initial Shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in the IPO Registration Statement. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our Sponsor, is divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual meeting of shareholders to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Initial Shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Shareholders will continue to exert control at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under the Warrant Agreement. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the Warrant Agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

A provision of our Warrant Agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination (net of redemptions), and (iii) the Market Value of our Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading- day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

In connection with our initial public offering, we issued public warrants to purchase 10,000,000 of our Class A ordinary shares as part of the Units offered in the initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 6,000,000 private placement warrants, at $1.00 per warrant. In addition, if the Sponsor makes any working capital loans, it may convert those loans into up to an additional 2,000,000 private placement warrants, at the price of $1.00 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each Unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each Unit contains one-half of one warrant. Pursuant to the Warrant Agreement, no fractional warrants will be issued upon separation of the Units, and only whole Units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

Our Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of holders of our warrants to obtain a favorable judicial forum for disputes with us.

Our Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to our Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. Notwithstanding the foregoing, these provisions of our Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of, and to have consented to, the forum provisions in our Warrant Agreement.

If any action, the subject matter of which is within the scope of the forum provisions of our Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder of our warrants shall be deemed to have consented to (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such holder of our warrants in any such enforcement action by service upon such holder’s counsel in the foreign action as agent for such holder of our warrants.

This choice-of-forum provision may limit the ability of a holder of our warrants to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands with limited liability. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (As Amended) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that there is uncertainty as to whether the courts of the Cayman Islands would (i) recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, a judgment obtained in such jurisdiction will be recognized and enforced in the courts of the Cayman Islands at common law, without any re-examination of the merits of the underlying dispute, by an action commenced on the foreign judgment debt in the Grand Court of the Cayman Islands, provided such judgment: (i) is given by a foreign court of competent jurisdiction, (ii) imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given, (iii) is final, (iv) is not in the nature of taxes, a fine, or a penalty, and (v) was not obtained in a manner and is not of a kind the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands. However, there is uncertainty with regard to Cayman Islands law on whether judgments of courts of the United States predicated upon the civil liability provisions of the securities laws of the United States or any State will be determined by the courts of the Cayman Islands penal or punitive in nature. If such a determination is made, the courts of the Cayman Islands will not recognize or enforce the judgment against a Cayman Islands company, such as our company. Because such a determination in relation to judgments obtained from U.S. courts under civil liability provisions of U.S. securities laws has not yet been made by a court of the Cayman Islands, it is uncertain whether such judgments would be enforceable in the Cayman Islands. A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be subject to securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent our initial business combination from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into agreements similar to the ASIG Business Combination Agreement or similar agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting the consummation of our initial business combination, that injunction may delay or prevent our initial business combination from being completed. Currently, we are not aware of any securities class action lawsuits or derivative lawsuits being filed in connection

The initial business combination may be delayed or ultimately prohibited since such initial business combination may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”).

Certain investments that involve, directly or indirectly, the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to review and approval by CFIUS. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” certain “critical infrastructure” and/or “sensitive personal data.”

If a potential initial business combination falls within CFIUS’s jurisdiction, the parties may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. Our Sponsor, Magnum Opus Holdings LLC, is a Cayman Islands limited liability company whose sole member is Magnum Opus Sponsors LLC, a Cayman Islands limited liability company controlled by Mr. Jonathan Lin, our principal executive officer and director. Mr. Jonathan Lin is a foreign person under the CFIUS regulations. The capital contributions made to the Sponsor are also from foreign persons, including from Mr. Jonathan Lin and a minority member of Magnum Opus Sponsors LLC. Except as disclosed herein, the Sponsor has no other substantial ties with a non-U.S. person. While we do not believe that the initial business combination would be subject to the jurisdiction of CFIUS because, post-closing, neither we nor our investors will have any rights that trigger CFIUS’ jurisdiction (under 31 C.F.R. §§ 800.208, 211), if CFIUS decides to make an inquiry regarding the initial business combination and determines that it has jurisdiction over our initial business combination, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order it to divest all or a portion of a U.S. business of the combined company if it had proceeded without first obtaining CFIUS clearance. The likelihood of a CFIUS inquiry concerning a potential business combination transaction generally tends to be higher if one or more “control” persons of a sponsor is from Hong Kong or mainland China, as is the case with the Company; Mr. Lin is a citizen of Canada and permanent resident of Hong Kong.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete the initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive the redemption value per share, and its warrants will expire worthless. This will also cause investors to lose any potential investment opportunity in a target company and the chance of realizing future gains on our shareholders’ investment through any price appreciation in the combined company with our initial business combination.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-board business operations;
●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate the combined company’s auditors. In that case, NYSE may delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, if the PCAOB were unable to conduct full inspection of the combined company’s auditors, it would deprive our investors of the benefits of such inspections.

Under the Holding Foreign Companies Accountable Act (“HFCAA”) which was signed into law on December 18, 2020, issuer with securities publicly listed on a U.S. securities exchange for three consecutive years, trading of such securities on such exchange or over-the-counter markets may be prohibited, which may result in the delisting of such securities from the relevant exchange and prohibition of trading of such securities in the over-the-counter trading market in the U.S. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. These amendments finalize the interim final rules adopted in March. The amendments apply to registrants the SEC identifies as having filed an annual report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate (“Commission-Identified Issuer”). The amendments require that Commission-Identified Issuer to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require that a Commission-Identified Issuer that is a “foreign issuer,” provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities. On December 29, 2022, the U.S. President signed the Consolidated Appropriations Act, 2023, which, among other things, amended the HFCAA to shorten the three consecutive year compliance period under the HFCAA to two consecutive years and, as a result, reduce the time before the potential trading prohibition against or delisting of the issuer’s securities is triggered.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. On June 22, 2021, the U.S. Senate passed a bill, the Accelerating Holding Foreign Companies Accountable Act which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two, thus reducing the time period before such securities may be prohibited from trading or be delisted. On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

Our current auditor, Marcum LLP, is an independent registered public accounting firm headquartered in the United States. As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, Marcum LLP is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to address its compliance with the applicable professional standards.

If for whatever reason the PCAOB is unable to conduct full inspection or investigation of our or the combined company’s auditors after the completion of our initial business combination, such uncertainty could cause the market price of our or the combined company’s shares to be materially and adversely affected, and our securities could be delisted or prohibited from being traded “over-the-counter.” If our or the combined company’s securities were unable to be listed on another securities exchange by then, such a delisting and prohibition would substantially impair your ability to sell or purchase our or the combined company’s securities when you wish to do so, and the risk and uncertainty associated with a potential delisting and prohibition would have a negative impact on the price of our or the combined company’s securities. Also, such delisting and prohibition could significantly affect our or the combined company’s ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on the Company’s or the combined company’s business, financial condition and prospects.

Inspections of other firms that the PCAOB has conducted have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. If for whatever reason the PCAOB is unable to conduct full inspection or investigation of our or the combined company’s auditors after the completion of our initial business combination, we or the combined company and our investors would be deprived of the benefits of such PCAOB inspections. In addition, the inability of the PCAOB to conduct full inspections of our or the combined company’s auditors would make it more difficult to evaluate the effectiveness of our or the combined company’s independent registered public accounting firms’ audit procedures or quality control procedures as compared to auditors that are subject to the PCAOB inspections, which could cause investors and potential investors in our or the combined company’s securities to lose confidence in our or the combined company’s audit procedures and reported financial information and the quality of our or the combined company’s financial statements.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If the government of the country in which we effect our initial business combination finds that the agreements we entered into to acquire control of a target business through contractual arrangements with one or more operating businesses do not comply with local governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations.

Some foreign countries currently prohibit and/or restrict foreign ownership in certain “important industries,” including telecommunications, food production and heavy equipment. There are uncertainties under certain regulations whether obtaining a majority interest through contractual arrangements will comply with regulations prohibiting or restricting foreign ownership in certain industries. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or those having “famous brand names” or “well-established brand names.”

If we or any of our potential future target businesses are found to be in violation of any existing or future local laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited), the relevant regulatory authorities might have the discretion to:

●	revoke the business and operating licenses of the potential future target business;
●	confiscate relevant income and impose fines and other penalties;
●	discontinue or restrict the operations of the potential future target business;
●	require us or the potential future target business to restructure the relevant ownership structure or operations;
●	restrict or prohibit our use of the proceeds of our initial public offering to finance our businesses and operations in the relevant jurisdiction; or
●	impose conditions or requirements with which we or the potential future target business may not be able to comply.

We may be subject to certain risks associated with acquiring and operating businesses in the People’s Republic of China.

To the extent we acquire businesses in the People’s Republic of China (“PRC”, which for purposes of this risk factor, does not include the Hong Kong Special Administrative Region or the Macau Special Administrative Region of China or Taiwan). We may therefore be subject to certain risks associated with acquiring and operating business in the PRC in our search for a business combination and operation of any target business with which we ultimately consummate a business combination.

First, certain rules and regulations concerning mergers and acquisitions by foreign investors in the PRC, may make merger and acquisition activities by foreign investors more complex and time consuming, including, among others:

●	the requirement that the Ministry of Commerce of the PRC (the “MOFCOM”) be notified in certain circumstances in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise or any concentration of undertaking if certain thresholds are triggered;
●	the authority of certain government agencies to have scrutiny over the economics of an acquisition transaction and requirement for consideration in a transaction to be paid within stated time limits; and

●	the requirement for mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns to be subject to strict review by the MOFCOM.

Complying with these and other requirements could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts, may delay or inhibit our ability to complete such transactions, which could affect our ability to acquire PRC-based businesses. A business combination we propose may not be able to be completed if the terms of the transaction do not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

If we effect our initial business combination with a business located in the PRC, a substantial portion of our operations may be conducted in the PRC, and a significant portion of our net revenues may be derived from customers where the contracting entity is located in the PRC. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake may be subject, to a significant extent, to economic, political and governmental and legal developments, laws and regulations in the PRC. For instance, all or most of our material agreements may be governed by PRC law and we may have difficulty in enforcing our legal rights because the system of laws and the enforcement of existing laws in PRC may not be as certain in implementation and interpretation as in the United States. In addition, contractual arrangements we enter into with potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct operations through affiliates in the PRC may be subject to a high level of scrutiny by the relevant PRC tax authorities. We may also be subject to restrictions on dividend payments after we consummate a business combination and if we rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner.

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by Company to be dealt with. None of the Company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, public shares, and public warrants are each traded on the New York Stock Exchange under the symbols “OPA.U,” “OPA,” and “OPA WS,” respectively.

Holders

As of December 31, 2022, we had 1 holder of record of our public shares, 1 holder of record of our Units, and two holders of record of our public warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, public shares and public warrants are held of record by banks, brokers and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On January 26, 2021, the Sponsor acquired 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. On March 22, 2021, the Sponsor assigned in the aggregate 500,000 founder shares to certain officers, directors and advisory board members, for their management, board and advisory services, including 162,500 shares each to the Chief Financial Officer and President and 50,000 shares to each of Messrs. Sammy Hsieh and Alexandre Casin and 25,000 shares to each of Messrs. Johnny Liu, Dickson Cheng and Kersten Hui. Prior to the initial investment of $25,000 by our Sponsor, we had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. On May 11, 2021, 750,000 founder were forfeited by the Sponsor.

Simultaneously with the closing of our initial public offering, we consummated the sale of 6,000,000 warrants at a price of $1.00 per warrant in a private placement to our Sponsor, generating gross proceeds of $6,000,000. Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the private placement warrants were added to the net proceeds from our initial public offering held in the trust account.

The sale of founder shares and private placement warrants to our Initial Shareholders were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On March 25, 2021, we consummated our initial public offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200,000,000. Each Unit consists one Class A ordinary share and one-half of one redeemable warrant. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-253688) (as amended). The SEC declared the registration statement effective on March 22, 2021.

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

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at http://www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the year ended December 31, 2022 and for the period from January 22, 2021 (inception) through December 31, 2021 were organizational activities necessary to prepare for the our initial public offering, identifying a target for our business combination, and activities in connection with the proposed business combination with Forbes and ASIG. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $15,271,867, which resulted from a gain on the change in fair value of warrant liabilities in the amount of $16,220,000, a gain on the change in fair value of promissory note - related party of $1,704,100, interest income of $2,830,785, offset by formation and operating costs of $5,483,018.

For the period from January 22, 2021 (inception) through December 31, 2021, we had a net loss of $691,661, which resulted from loss on sale of private placement warrants of 2,880,000, formation and operating costs of $4,094,759, and expensed offering costs of $867,351, partially offset by a gain on the change in fair value of warrant liabilities in the amount of $7,140,000 and interest income of $10,449.

Proposed Business Combinations

As discussed in “Item 1. Business,” on June 1, 2022, IWM, in its capacity as the Shareholders’ Representative, notified the Company that it was terminating the Forbes Business Combination Agreement. All related ancillary agreements entered into in connection with the Forbes Business Combination Agreement were also terminated on June 1, 2022.

On September 29, 2022, the Company entered into the ASIG Business Combination Agreement with ASIG, a Cayman Islands exempted company and Connect Merger Sub, a Cayman Islands exempted company and a wholly-owned subsidiary of ASIG, which provides that Connect Merger Sub will merge with and into the Company, with the Company being the surviving entity, and a wholly-owned subsidiary of ASIG.

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

Liquidity and Capital Resources

On March 25, 2021, we consummated an initial public offering of 20,000,000 Units generating gross proceeds to the Company of $200,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 6,000,000 warrants to Magnum Opus Holdings LLC at a purchase price of $1.00 per warrant, generating gross proceeds of $6,000,000. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in the trust account. On March 17, 2023, we held the Extension Meeting, at which our shareholders approved the Extension Proposals. In connection with the Extension Meeting, shareholders holding 13,404,883 Class A ordinary shares exercised their option to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $137,142,200.05 (approximately $10.23 per Class A ordinary share) was released from the trust account to pay such holders and approximately $67,473,088.35 remained in the trust account. In addition, on March 29, 2023, the Company deposited $150,000 into the trust account in connection with the Extension for the period from March 25, 2023 to the First Extended Date; and the Company is expected to deposit each other Contributions into the trust account for each additional month extended beyond the First Extended Date, if any. If the Company does not complete a business combination by the Extended Deadline, the funds then on deposit in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

For the year ended December 31, 2022, net cash used in operating activities was $1,599,344, which resulted from  non-cash adjustments related to a change in the fair value of warrant liabilities of $16,220,000, a change in the fair value of promissory notes of $1,704,100 and interest income on investments held in trust account of $2,830,782, partially offset by a net income of $15,271,867 and changes in working capital of $3,883,671.

For the period from January 22, 2021 (inception) through December 31, 2021, net cash used in operating activities was $1,071,882, which was due to non-cash adjustments to net loss related to a change in the fair value of warrant liabilities of $7,140,000, interest income on investments held in trust account of $10,449, and a net loss of $691,661- offset in part by our non-cash adjustments to net loss related to loss on the sale of private placement warrants of $2,880,000 and expensed offering costs of $867,351, and changes in working capital of $3,977,271.

For the year ended December 31, 2022, there was no cash used in investing activities.

For the period from January 22, 2021 (inception) through December 31, 2021, net cash used in investing activities of $200,000,000 was the result of the amount of proceeds from the initial public offering and sale of private placement warrants deposited to the trust account.

For the year ended December 31, 2022, net cash provided by financing activities of $2,000,000 which was due to the issuance of convertible promissory notes to the Sponsor.

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

On each of September 19, 2022 and November 18, 2022, we issued an unsecured convertible promissory note to the Sponsor, pursuant to which, we may borrow working capital loan in an amount of up to $200,000 and $1,800,000, respectively, from the Sponsor for general corporate purpose. Such loans may, at the Sponsor’s discretion, be converted into warrants to purchase our Class A ordinary shares, at a conversion price equal to $1.00 per warrant, each warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments. The terms of the aforementioned warrants are identical as those of our private placement warrants. For further information of such notes, please refer to the Current Reports on Form 8-K we filed with the SEC on September 19, 2022 and November 18, 2022. As of December 31, 2022, $2,000,000 are outstanding under the working capital loans.

We currently do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, there can be no assurance that we will not need additional funds in order to operate our business prior to the closing of our initial business combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 and December 31, 2021.

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

Concurrently with the closing of the ASIG Business Combination, ASIG, the Sponsor and certain ASIG shareholders will enter into a registration rights agreement that will provide the Sponsor and the other parties thereto with the customary demand registration rights and “piggyback” registration rights with respect to the registration statements filed by ASIG after the closing of the ASIG Business Combination. The registration rights agreement also will provide that ASIG will pay certain expenses relating to such registrations and indemnify the securityholders against certain liabilities. The rights granted under the registration rights agreement supersedes any prior registration, qualification or similar rights of the parties with respect to their ASIG securities or securities of the Company.

Underwriting Agreement

Under the Underwriting Agreement the Company entered into in connection with the initial public offering of its securities dated March 23, 2021, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,000,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, including the ASIG Business Combination, subject to the terms of the underwriting agreement.

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

Class A ordinary shares subject to possible redemption

All of the 20,000,000 shares of Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such shares of Class A ordinary shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with our business combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the year ended December 31, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2022. Based on this evaluation, our management has concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. There was a material weakness related to the Company’s financial reporting of complex financial instruments and enhance our internal control over financial reporting that resulted in the restatement of the Company’s audited financial statement as of March 25, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 to reclassify our redeemable ordinary shares. Consequently, we designed and implemented remediation measures to address this material weakness. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding financial reporting of complex financial instruments. The foregoing actions were completed as of December 31, 2022, and we believe we have remediated the material weakness in internal control over financial reporting described above. However, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will have the intended effects or be sufficient to avoid potential future material weaknesses.

Changes in Internal Control Over Financial Reporting

Other than the material weakness and remediation efforts mentioned above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Position
Jonathan Lin	39	Chairman of the Board, Director and Chief Executive Officer
Frank Han	39	President
Kevin Lee	37	Director and Chief Financial Officer
Sammy Hsieh	50	Independent Director
Alexandre Casin	49	Independent Director
Dickson Cheng	53	Independent Director
Johnny Liu	45	Independent Director

Executive Officers

Jonathan Lin, 39, has been our Chairman of the Board and Chief Executive Officer since our inception in January 2021. Mr. Lin is Co-Founder, Partner and Chief Investment Officer at L2 Capital. Mr. Lin has over a decade of investment experience across multiple geographies overseeing strategies from public to private investments. Prior to co-founding L2 Capital in 2020, Mr. Lin served as a Portfolio Manager and a Managing Director at Point72, a $15 billion alternative investment firm, where he managed an equities portfolio and led a team of analysts and traders from 2016 to 2020. Prior to joining Point72, Mr. Lin worked at Och-Ziff Capital Management, a $36 billion multi-strategy investment firm, from 2011 to 2016, where he focused on merger arbitrage, event-driven, private equity and served as a non-executive director on multiple Och-Ziff portfolio companies. Prior to joining Och-Ziff Capital Management, Mr. Lin was with Madison Dearborn Partners, a $26 billion private equity firm, from 2008 to 2010, where he focused on TMT investments. From 2006 to 2008, Mr. Lin was in investment banking, mergers and acquisitions group, at Citigroup in New York. Mr. Lin holds a Bachelor of Commerce with Honors from the University of British Columbia and is a Leslie Wong Fellow.

Frank Han, 39, has been our President since our inception in January 2021. Mr. Han is a Co-Founder and Partner at L2 Capital. Mr. Han has over a decade of experience in private equity. From 2012 to 2019, he was based in Hong Kong and Shanghai as a Senior Principal at the Blackstone Group, the largest alternate asset manager in the world with over $619 billion in assets under management as of 2020, leading the sourcing and execution of private equity investments in Greater China for Blackstone Capital Partners, the

flagship private equity fund, from 2012 to 2019. At Blackstone, Mr. Han deployed $2 billion in enterprise value and served on the boards of multiple portfolio companies. Prior to joining Blackstone, Mr. Han worked at the buyout group of The Carlyle Group in both China and Washington D.C. He also worked at Goldman Sachs’ Asian Special Situations Group in Hong Kong and McKinsey & Co. in New York. Mr. Han holds a Bachelor of Science, magna cum laude, from the New York University and a Master of Business Administration from the Wharton School of the University of Pennsylvania.

Kevin Lee, 37, has been our Chief Financial Officer and Director of our board of directors since our inception in January 2021. Mr. Lee is a Co-Founder and Partner at L2 Capital. Mr. Lee has over ten years of experience as a capital markets advisor, venture investor and operator. From 2015 to 2020, Mr. Lee served as an Investment Director in the venture capital arm of Gallant Investment Partners, a Hong Kong-based family-office investment firm, where he focused on early-stage media and technology investments in the FinTech, SaaS and data services space. While at Gallant Investment Partners, Mr. Lee also led one of its portfolio companies, Genesis Games, as the Chief Executive Officer and Director, where he transformed the organization from an independent games studio to a global enterprise software company, with offices across the globe. As the Chief Executive Officer, Mr. Lee expanded the company’s product offerings, grew Asia into Genesis Games’ largest business segment, incubated the artificial intelligence division to become the company’s core competency, and successfully led the sale of Genesis Games to a European strategic conglomerate in 2020. Prior to his role at Gallant Investment Partners and Genesis Games, Mr. Lee worked at Standard Chartered Bank in Hong Kong, covering financial sponsors in the Asia-Pacific region with a focus on take-private and growth capital transactions in Greater China. Previously, he was in the Leveraged Finance and Mergers & Acquisitions groups at Citigroup and BMO Capital Markets, respectively.

Mr. Lee holds a Bachelor of Commerce with honors from the University of British Columbia and a Master of Finance with high distinction from the University of Toronto. He also holds a Chartered Financial Analyst (CFA) designation and a Chartered Professional Accountant (CPA) designation from British Columbia, Canada.

Directors

Sammy Hsieh, 50, has served as our Director since March 2021. Mr. Hsieh has served as the Chairman of the Board for iClick Interactive Limited (NASDAQ: ICLK) since he founded it in 2009. iClick Interactive Limited is a leading independent online marketing and enterprise data solutions provider in China, with strong integration on WeChat, a widely used social platform that is owned and operated by Tencent Holdings Limited. For the past 20 years, Mr. Hsieh has held senior positions in a number of prominent technology companies. Prior to founding iClick Interactive Limited, from 2008 to 2009, he served as the General Manager of the Asia Pacific region for Efficient Frontier, a firm which was acquired by Adobe Systems in 2011. From 2000 to 2008, he was a Director of Search Marketing for Yahoo Hong Kong, where he led and managed the company’s business operations including sales, marketing, business development and product management. He also worked in a variety of sales and marketing positions at LVMH Group and British American Tobacco prior to joining Yahoo Hong Kong. Mr. Hsieh holds a bachelor’s degree in economics from the University of California, Los Angeles.

Alexandre Casin, 49, has served as our Director since March 2021. Mr. Casin is the founder of Nendo Labs Limited, an investment firm focused on growth equity with a sustainable vision founded in 2020 and is also a Founding Partner of You&MrJones LLC, a leading BrandTech company founded in 2015 and last valued at over $1.3 billion. Mr. Casin has 20 years of experience in investment banking. He worked as a Managing Director at Bank of America Merrill Lynch from 2011 to 2017, based in London, where he worked closely with sovereign wealth funds, alternative investment groups and family offices across a variety of financing and investment solutions. He also worked at UBS AG in its investment banking team from 2000 to 2011. In 2017, he founded Poincaré Capital Management in Hong Kong, a joint venture with Natixis Group, and served as its Chief Executive Officer from 2017 to 2020. Mr. Casin graduated with a bachelors’ degree in economics and finance from the European Business School, and holds a master’s degree in business law and finance from the University of Caen. Mr. Casin completed the first-year PhD program in Operations Research at Sorbonne University.

Dickson Cheng, 53, has served as our Director since March 2021. Mr. Cheng is currently a Managing Director and Head of Investment Banking at Shanggu Securities Limited, a firm which he co-founded in 2017. Mr. Cheng has over 20 years of experience in investment banking and capital markets. He has served as an independent Non-Executive Director of China Lesso Group (2128.HK) since 2018. Prior to both of these roles, from 2016 to 2017, he was a Consultant at GLM Company Limited, where he helped expand the company and bring in leading Hong Kong family offices. From 1994 to 2016, Mr. Cheng also previously worked at Mizuho Mitsubishi UF, Mizuho Securities Asia Limited, ICEA Capital Limited, BOCI Asia Limited, the Bank of New York and JP Morgan. Mr. Cheng has significant experience partnering with a wide range of enterprises, including Chinese state-owned enterprises, private companies and listed companies. Mr. Cheng holds a bachelor’s degree in economics from the University of Toronto and a Master of Applied Finance from the Macquarie University in Sydney.

Johnny Liu, 45, has served as our Director since March 2021. Mr. Liu has over ten years of experience in investment banking, corporate finance and high net worth asset management. Mr. Liu has served as a Managing Director at Nomura International (Hong Kong) Limited, a Japanese global financial services company since 2020, where he advises and works with ultra-high-net-worth individuals including entrepreneurs and family office clients. Prior to this role, from 2018 to 2019, he was a Managing Director and Head of Ultra-High-Net-Worth Solutions, Greater China for UBS AG. Prior to joining UBS AG, Mr. Liu served as a Managing Director and Head of the Global Solutions Group of HSBC in Asia from 2016 to 2018. Between 2004 and 2016, Mr. Liu worked at Credit Suisse in both the Investment Banking and Private Banking Division. Mr. Liu holds a bachelor’s degree in economics from the University College of London.

Committees of the Board of Directors

We have three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee.

Audit Committee

Johnny Liu, Dickson Cheng and Alexandre Casin serve as members of our audit committee. Our board of directors has determined that each of Johnny Liu, Dickson Cheng and Alexandre Casin are independent under the NYSE listing standards and applicable SEC rules. Johnny Liu serves as the chairman of the audit committee. Under the NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Johnny Liu qualifies as an “audit committee financial expert” as defined in applicable SEC rules

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our Class A and Class B ordinary shares as of March 29, 2023 by:

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

The beneficial ownership of our Class A and Class B ordinary shares is based on 11,595,117 ordinary shares issued and outstanding as of March 29, 2023, consisting of 6,595,117 Class A ordinary shares and 5,000,000 Class B ordinary shares.

	Number of Class A	Percentage of Issued	Number of Class B	Percentage of Issued
	Ordinary Shares	and Outstanding	Ordinary Shares	and Outstanding
Name and Address of Beneficial Owner(1)	Beneficially Owned	Ordinary Shares	Beneficially Owned(2)	Ordinary Shares
Alexandre Casin	—	—	50,000	*
Dickson Cheng	—	—	25,000	*
Frank Han	—	—	162,500	*
Johnny Liu			25,000	*
Jonathan Lin(3)	—	—	4,500,000	38.8%
Kevin Lee	—	—	162,500	*
Sammy Hsieh	—	—	50,000	*
All officers and directors as a group (seven individuals)	—	—	4,975,000	42.9%
Greater than 5% Holders:	—	—	—	—
Magnum Opus Holdings LLC(3)	—	—	4,500,000	38.8%
Glazer Capital, LLC; Paul J. Glazer(4)	2,869,413	24.8%	—	—
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is Unit 1009, IBC Tower, Three Garden Road, Central, Hong Kong.
(2)	Interests shown consist solely of Class B ordinary shares and the Class A ordinary shares into which these shares will convert concurrently with the consummation of our initial business combination.
(3)	Magnum Opus Holdings LLC, our Sponsor, is the record holder of such shares. Magnum Opus Sponsor LLC holds 100% of the voting securities of the Sponsor, may be entitled to distribution of the Class B ordinary shares and has voting and investment discretion with respect to the Class B ordinary shares held of record by the Sponsor. Magnum Opus Sponsors LLC is controlled by Mr. Jonathan Lin, who is our Chief Executive Officer and Director. Mr. Lin disclaims beneficial ownership over any securities owned by the Sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(4)	Pursuant to a Schedule 13G/A filed by such persons with the SEC on March 10, 2023, Glazer Capital, LLC is a Delaware limited liability company and it beneficially owns 2,869,413 Class A Ordinary Shares as a result of acting as investment manager of certain funds and managed accounts. Glazer Enhanced Offshore Fund, Ltd., a Glazer Fund, has the right to receive or the power to direct the receipt of the proceeds from the sale of more than 5% of the ordinary shares outstanding. Mr. Paul J. Glazer serves as the managing member of Glazer Capital LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On January 26, 2021, our Sponsor acquired 5,750,000 shares of founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Prior to the consummation of our initial public offering, our Sponsor assigned in the aggregate 500,000 founder shares to certain officers, directors and advisory board members, for their management, board and advisory services, including 162,500 shares each to the Chief Financial Officer and President and 50,000 shares each to two of our independent directors and 25,000 shares each to three of our independent directors. Prior to the initial investment of $25,000 by our Sponsor, we had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. On May 11, 2021, 750,000 founder shares were forfeited by the Sponsor.

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

Sale of Private Placement Warrants

Simultaneously with the closing of the initial public offering, we consummated the sale of 6,000,000 warrants at a price of $1.00 per warrant in a private placement (the “private placement warrants”) to our Sponsor, generating gross proceeds of $6,000,000. Each private placement warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from our initial public offering held in the trust account. If we do not complete an initial business combination by the Extended Deadline, the funds then on deposit in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

Promissory Note - Related Party

On each of September 19, 2022 and on November 18, 2022, we issued an unsecured convertible promissory note to the Sponsor, pursuant to which, we may borrow working capital loan in an amount of up to $200,000 and $1,800,000, respectively, from the Sponsor for general corporate purpose. Such loans may, at the Sponsor’s discretion, be converted into warrants to purchase our Class A ordinary shares, at a conversion price equal to $1.00 per warrant, each warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments. The terms of the aforementioned warrants are identical as those of our private placement warrants. These working capital loans will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial business combination. The maturity date of the working capital loans may be accelerated upon the occurrence of an event of default as defined under the unsecured convertible promissory notes. For further information of such notes, please refer to the Current Reports on Form 8-K we filed with the SEC on September 19, 2022 and November 18, 2022. As of December 31, 2022, $2,000,000 are outstanding under the working capital loans.

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

Concurrently with the closing of the ASIG Business Combination, ASIG, the Sponsor and certain ASIG shareholders will enter into a registration rights agreement that will provide the Sponsor and the other parties thereto with the customary demand registration rights and “piggyback” registration rights with respect to the registration statements filed by ASIG after the closing of the ASIG Business Combination. The registration rights agreement also will provide that ASIG will pay certain expenses relating to such registrations and indemnify the securityholders against certain liabilities. The rights granted under the registration rights agreement supersedes any prior registration, qualification or similar rights of the parties with respect to their ASIG securities or securities of the Company.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K and other required filings with the SEC for the year ended December 31, 2022 totaled approximately $264,795 and for the period from January 22, 2021 (inception) through December 31, 2021 totaled $65,500. The above amount includes interim procedures, audit fees, and consent issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from January 22, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from January 22, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from January 22, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Since the formation of our audit committee upon the consummation of our initial public offering, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee pre-approved all auditing services provided by Marcum set forth above for fiscal year 2022.

Item 15. Exhibits, Financial Statement Schedules.

a.	The following documents are filed as part of this Annual Report:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

b.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.
No.	Description of Exhibit
1.1

Underwriting Agreement, dated March 23, 2021, by and between the Company and Credit Suisse Securities (USA) LLC, as representative of the underwriters. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 25, 2021).

2.1

Agreement and Plan of Merger, dated as of September 30, 2022 (Hong Kong Time)/September 29, 2022 (Eastern Time), by and among the Company, Asia Innovations Group Limited and Connect Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on September 29, 2022).

3.1

Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 25, 2021).

3.2

Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 20, 2023).

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

4.5	Description of Securities of the Company (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (as amended) filed with the SEC on February 17, 2022).
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
10.14

Securities Subscription Agreement, dated January 26, 2021, by and between Magnum Opus Holdings LLC and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-253688) filed with the SEC on March 1, 2021).

10.15

Sponsor Lock-Up and Support Agreement, dated as of September 30, 2022 (Hong Kong Time)/September 29, 2022 (Eastern Time), by and among the Company, Asia Innovations Group Limited, the Sponsor and certain shareholders of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on September 29, 2022).

10.16

Company Shareholder Voting Agreement, dated as of September 30, 2022 (Hong Kong Time)/September 29, 2022 (Eastern Time), by and among the Company, Asia Innovations Group Limited, the Sponsor and certain shareholders of ASIG Innovations Group Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on September 29, 2022).

10.17

Form of Registration Rights Agreement by and among Asia Innovations Group Limited, the Sponsor and certain other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on September 29, 2022).

10.18

Form of Assignment and Assumption Agreement by and among the Company, Asia Innovations Group Limited and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on September 29, 2022).

10.19

Convertible Promissory Note, dated as of September 19, 2022, issued to the Sponsor (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K (File No. 001-40266) filed with the SEC on September 19, 2022).

10.20

Convertible Promissory Note, dated as of November 18, 2022, issued to the Sponsor (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K (File No. 001-40266) filed with the SEC on November 18, 2022).

10.21

Amended and Restated Investment Management Trust Agreement, dated March 17, 2023, between the Company and Continental Stock Transfer & Trust Company )incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40266) filed with the SEC on March 20, 2023).

14.1	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-253688) filed with the SEC on March 1, 2021).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary

None.

MAGNUM OPUS ACQUISITION LIMITED

INDEX TO FINANCIAL STATEMENTS

Page
Report of Marcum LLP, Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the Period from January 22, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the Period from January 22, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the Period from January 22, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Magnum Opus Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Magnum Opus Acquisition Limited (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 22, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 22, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

West Palm Beach, FL

April 4, 2023

MAGNUM OPUS ACQUISITION LIMITED

BALANCE SHEET

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$883,307	$482,651
Prepaid expenses	35,009	99,756
Total current assets	918,316	582,407
Investments held in Trust Account	202,841,231	200,010,449
Total Assets	$203,759,547	$200,592,856

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$6,941,557	$3,122,633
Total current liabilities	6,941,557	3,122,633
Deferred underwriting fee payable	5,250,000	7,000,000
Warrant liabilities	320,000	16,540,000
Fair value of promissory notes - related party	295,900	—
Total Liabilities	12,807,457	26,662,633

Commitments
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value of $10.14 and $10.00 at December 31, 2022 and 2021, respectively	202,841,231	200,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 20,000,000 shares issued and no shares outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(11,889,641)	(26,070,277)
Total Shareholders' Deficit	(11,889,141)	(26,069,777)
Total Liabilities, Redeemable Ordinary Shares and Shareholders' Deficit	$203,759,547	$200,592,856

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGNUM OPUS ACQUISITION LIMITED

STATEMENT OF OPERATIONS

		For the period from
	For the	January 22, 2021
	Year ended	(inception) through
	December 31, 2022	December 31, 2021
Formation and operating costs	$5,483,018	$4,094,759
Expensed offering costs	—	867,351
Loss from operations	(5,483,018)	(4,962,110)
Interest income	2,830,785	10,449
Loss on sale of private placement warrants	—	(2,880,000)
Change in fair value of warrant liabilities	16,220,000	7,140,000
Change in fair value of promissory notes - related party	1,704,100	—
Net income (loss)	$15,271,867	$(691,661)

Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	20,000,000	16,384,840
Basic and diluted net (loss) earnings per share, Redeemable Class A ordinary shares	$0.61	$(0.03)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,000,000	4,941,691
Basic and diluted net (loss) earnings per share, Class B ordinary shares	$0.61	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGNUM OPUS ACQUISITION LIMITED

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	5,000,000	$500	$—	$(26,070,277)	$(26,069,777)
Forgiveness of deferred underwriting fee payable	—	—	—	—	—	1,750,000	1,750,000
Re-measurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,841,231)	(2,841,231)
Net income	—	—	—	—	—	15,271,867	15,271,867
Balance – December 31, 2022	—	$—	5,000,000	$500	$—	$(11,889,641)	$(11,889,141)

	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Re-measurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(24,425)	(25,378,691)	(25,403,116)
Forfeiture of Class B ordinary shares	—	—	(750,000)	(75)	—	75	—
Net loss	—	—	—	—	—	(691,661)	(691,661)
Balance – December 31, 2021	—	$—	5,000,000	$500	$—	$(26,070,277)	$(26,069,777)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGNUM OPUS ACQUISITION LIMITED

STATEMENT OF CASH FLOWS

		For the period from
	For the	January 22, 2021
	year ended	(inception) through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$15,271,867	$(691,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Expensed offering costs	—	867,351
Change in fair value of promissory note - related party	(1,704,100)	—
Interest income on Trust Account	(2,830,782)	(10,449)
Loss on sale of private placement warrants	—	2,880,000
Change in fair value of warrant liabilities	(16,220,000)	(7,140,000)
Changes in operating assets and liabilities:
Prepaid expenses	64,747	(99,756)
Accounts payable and accrued expenses	3,818,924	3,122,633
Net cash used in operating activities	(1,599,344)	(1,071,882)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(200,000,000)
Net cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from promissory note - related party	2,000,000	—
Proceeds from initial public offering, net of underwriter’s discount paid	—	196,000,000
Proceeds from sale of private placement warrants	—	6,000,000
Offering costs paid	—	(470,467)
Net cash provided by financing activities	2,000,000	201,554,533

Net Change in Cash	400,656	482,651
Cash — Beginning of Period	482,651	—
Cash — End of Period	$883,307	$482,651

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,841,231	$25,403,116
Deferred underwriting fee payable	$—	$7,000,000
Forgiveness of deferred underwriting fee payable	$1,750,000	$—
Forfeiture of Class B ordinary shares	$—	$75

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the year ended December 31, 2022 and for the period from January 22, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”).

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

Transaction costs amounted to $11,470,467, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees, and $470,467 of other offering costs. In addition, as of December 31, 2022 and December 31, 2021, cash of $883,307 and $482,651 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

On March 17, 2023, the Company held a shareholder meeting, on which, shareholders of the Company approved (1) the proposal to extend the date by which the Company has to consummate a business combination from March 25, 2023 (the “Termination Date”) to April 25, 2023 (the “First Extended Date”); and if the Company does not consummate a business combination by the First Extended Date, the Termination Date may be extended, without the need for any further approval of the Company’s shareholders, by resolutions of the board of directors of the Company (the “Board”) at least three days prior to First Extended Date, to May 25, 2023 (the “Second Extended Date”), which may be further extended, without the need for any further approval of the Company’s shareholders, by resolutions of the Board passed at least three days prior to the Second Extended Date, to June 25, 2023 (the “Third Extended Date”), and may be further extended, without the need for any further approval of the Company’s shareholders, by resolutions of the Board passed at least three days prior to the Third Extended Date, to July 25, 2023 (the “Fourth Extended Date”, and each of the First Extended Date, the Second Extended Date, the Third Extended Date and the Fourth Extended Date, an “Extended Date”), for three additional one-month periods, for an aggregate of three additional months (each, an “Additional Extension Period”) (such proposal, the “Extension Amendment Proposal”) and (2) the proposal to approve an amendment to the Investment Management Trust Agreement, dated March 23, 2021 by and between the Company and Continental Stock Transfer & Trust Company, to reflect the extension and allow the Company to maintain any remaining amount in its Trust Account in an interest bearing demand deposit account at a bank (the “Trust Amendment Proposal” and together with the Extension Amendment Proposal, the “Extension Proposals”). In connection with the vote to approve the Extension Proposals, the holders of 13,404,883 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $137,142,200.05, leaving approximately $67,473,088.35 in the Trust Account. In the event that the Company does not consummate a Business Combination on or before the First Extended Date, and if the Board has resolved to extend the period of time to consummate a Business Combination to the Second Extended Date or the Third Extended Date or the Fourth Extended Date as permitted by its Amendment and Restated Memorandum and Articles of Association, the Board may at any time prior to the Second Extended Date or the Third Extended Date or the Fourth Extended Date (as the case may be) pass a resolution to terminate such extension of the period of time to consummate a

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

Business Combination to the Second Extended Date or the Third Extended Date or the Fourth Extended Date, as applicable, provided that the Company shall have deposited: (x) the lesser of (i) US$0.06 for each public share that is not redeemed as of March 25, 2023 and (ii) US$150,000 to the Trust Account, in case of the termination of the period of time to consummate a Business Combination to the Second Extended Date; or (y) the lesser of (i) US$0.06 for each public share that is not redeemed as of Second Extended Date and (ii) US$150,000 to the Trust Account, in case of the termination of the period of time to consummate a Business Combination to the Third Extended Date; or (z) the lesser of (i) US$0.06 for each public share that is not redeemed as of Third Extended Date and (ii) US$150,000 to the Trust Account, in case of the termination of the period of time to consummate a Business Combination to the Fourth Extended Date.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

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

Liquidity and Going Concern Consideration

As of December 31, 2022, the Company had $883,307 in cash held outside of the Trust Account and working capital deficit of $6,023,241, which may not be sufficient for the Company to operate until April 25, 2023, the date at which the Company must complete a Business Combination. There is no assurance that the Company’s attempts to find a partner for an initial Business Combination will be successful. If a Business Combination is not consummated by April 25, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company, unless the date by which the Company must consummate a Business Combination is further extended by resolution of the Board.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined the liquidity condition and the April 25, 2023 Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern from the date that these financial statements are filed, if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect the Company's search for a Business Combination and any target business with which the Company may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of the Company's Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, the Company's ability to consummate a Business Combination, or the operations of a target business with which the Company may ultimately consummate a Business Combination, may be materially adversely affected.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because the combined company will be a Delaware corporation and the Company’s securities are expected to trade on Nasdaq following the Business Combination, the Company will be a “covered corporation” within the meaning of the Inflation Reduction Act following the Business Combination. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of its Class A ordinary shares after December 31, 2022, including redemptions in connection with the Business Combination, unless an exemption is available.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.

Investments Held in Trust Account

As of December 31, 2022 and December 31, 2021, the Company had $202,841,231 and $200,010,449 in investments held in the Trust Account, respectively. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

All of the 20,000,000 shares of Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of December 31, 2022 increased as the income earned on the Trust Account exceeds the Company's expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of  $2,830,785 as of December 31, 2022. In connection with extending the Termination Date, the Company is expected to deposit Contributions (as defined below( into the Trust Account for each moth extended beyond March 25, 2023.

As of December 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(14,800,000)
Issuance costs allocated to Class A ordinary shares	(10,603,116)
Plus:
Accretion of carrying value to redemption value	25,403,116
Class A ordinary shares subject to possible redemption as of December 31, 2021	$200,000,000
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	2,841,231
Class A ordinary shares subject to possible redemption as of December 31, 2022	$202,841,231

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of shares of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net income (loss) per share. As a result, the calculated net income (loss) per share is the same for Class A and Class B shares of ordinary shares. At December 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

			For the period from
			January 22, 2021
	For the year ended		(inception) through
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income (loss)	$12,217,494	$3,054,373	$(531,392)	$(160,269)
Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	5,000,000	16,384,840	4,941,691
Basic and diluted income (loss) per common share	$0.61	$0.61	$(0.03)	$(0.03)

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the year ended December 31, 2022.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($6,000,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the funds then on deposit in the trust account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

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

Administrative Support Agreement

The Company entered into an agreement, commencing on March 22, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. Under this agreement, $120,000 and $100,000 of expenses were incurred for the for the year ended December 31, 2022 and for the period from January 22, 2021 (inception) through December 31, 2021, respectively. All incurred fees have been paid in full as of December 31, 2022.

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

On November 18, 2022, the Company issued an unsecured convertible promissory note (the “Second Convertible Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to $1,800,000 from the Sponsor for general corporate purpose. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share of the Company at a price of $11.50 per share, subject to the same adjustments applicable to the warrants issued to the Sponsor in the private placement that closed on March 25, 2021 in connection with the initial public offering of the Company’s securities. The terms of the Working Capital Loan Warrants will be identical to those of the Private Placement Warrants. The Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note). On November 21, 2022, the Company borrowed the full $1,800,000 from the Sponsor. The fair value of the note was estimated by the Company to be $264,400 at initial measurement. At December 31, 2022, the fair value of both the notes was estimated by the Company to be $295,900 at December 31, 2022.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

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

Extension

On February 17, 2023, the Company filed with the SEC a definitive proxy statement on Schedule 14A (as supplemented by a definitive proxy statement on Schedule 14A filed by the Company with the SEC on March 14, 2023) in relation to a proposed extraordinary general shareholder meeting of the Company’s shareholders to approve (1) the proposal to amend Articles 51.7 and 51.8 of the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company with one or more businesses, which we refer to as a “business combination,” or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the units sold in the Company’s initial public offering that was consummated on March 25, 2021 from March 25, 2023 to April 25, 2023; and if the Company does not consummate a business combination by the First Extended Date, the Termination Date may be extended, without the need for any further approval of the Company’s shareholders, by resolutions of the board of directors of the Company at least three days prior to First Extended Date, to May 25, 2023, which may be further extended, without the need for any further approval of the Company’s shareholders, by resolutions of our board of directors passed at least three days prior to the Second Extended Date, to June 25, 2023, and may be further extended, without the need for any further approval of the Company’s shareholders, by resolutions of the board of directors of the Company passed at least three days prior to the Third Extended Date, to July 25, 2023, for three additional one-month periods, for an aggregate of three additional months and (2) an amendment to the Investment Management Trust Agreement, dated March 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to (i) reflect the Extension and (ii) allow the Company to maintain any remaining amount in its Trust Account in an interest bearing demand deposit account at a bank. The record date of the Extension Meeting was February 21, 2023, and the date of the Extension Meeting was March 17, 2023.

On March 17, 2023, the Company held the Extension Meeting, at which the shareholders of the Company approved the Extension Proposals. In connection with the Extension Meeting, shareholders of the Company holding 13,404,883 Class A ordinary shares exercised their option to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

$137,142,200.05 (approximately $10.23 per Class A ordinary share) was released from the Trust Account to pay such holders and approximately $67,473,088.35 remained in the Trust Account. Following the Extension Redemption, 6,595,117 Class A ordinary shares remain outstanding.

In connection with the Extension, the Company agreed to deposit into the Trust Account, (A) for the period from March 25, 2023 until the First Extended Date, $150,000 (the “First Contribution”), (B) if the Company does not consummate a business combination by the First Extended Date and the board of directors of the Company elects to extend the Termination Date from the First Extended Date to the Second Extended Date, for the period from the First Extended Date to the Second Extended Date, $150,000 (the “Second Contribution”), (C) if the Company does not consummate a business combination by the Second Extended Date and the board of directors of the Company elects to extend the Termination Date from the Second Extended Date to the Third Extended Date, for the period from the Second Extended Date to the Third Extended Date, $150,000 (the “Third Contribution”), and (D) if the Company does not consummate a business combination by the Third Extended Date and the board of directors of the Company elects to extend the Termination Date from the Third Extended Date to the Fourth Extended Date, for the period from the Third Extended Date to the Fourth Extended Date, $150,000 (the “Fourth Contribution,” and together with the First Contribution, the Second Contribution and the Third Contribution, the “Contributions,” each, a “Contribution”).

On March 29, 2023, the Company deposited into the Trust Account the First Contribution in the amount of $150,000.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2022 and December 31, 2021, there were 10,000,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company's Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 20,000,000 Class A ordinary shares issued and no shares outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$202,841,231	$202,841,231	$—	$—
Liabilities
Warrant liability - Public Warrants	$200,000	$200,000	$—	$—
Warrant liability- Private Placement Warrants	$120,000	$—	$—	$120,000
Promissory note - related party	$295,900	$—	$—	$295,900

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$200,010,449	$200,010,449	$—	$—
Liabilities
Warrant liability - Public Warrants	$10,300,000	$10,300,000	$—	$—
Warrant liability- Private Placement Warrants	$6,240,000	$—	$—	$6,240,000

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of December 31, 2022 and December 31, 2021 after the Public Warrants were separately listed and traded.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Private Placement Warrants:

		As of December 31,
	As of December 31, 2022	2021
Stock price	$10.08	$9.92
Strike price	$11.50	$11.50
Probability of completing a Business Combination	15.0%	*
Dividend yield	—%	—%
Remaining term (in years)	5.23	5.25
Volatility	10.0%	15.1%
Risk-free rate	3.99%	1.28%
Fair value of warrants	$0.02	$1.04
*	The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants

The promissory note - related party was valued using a combination of Black-Scholes and Discounted Cash Flows methods, which is considered to be a Level 3 fair value measurement. The estimated fair value of the promissory note - related party was based on the following significant inputs:

		As of	As of
	As of	September 21, 2022	November 18, 2022
	December 31, 2022	(Initial Measurement)	(Initial Measurement)
Warrant price	$0.02	$0.15	$0.05
Conversion price	$1.00	$1.00	$1.00
Expected term	0.24	0.51	0.35
Warrant volatility	263.2%	260.7%	254.9%
Risk free rate	4.4%	3.9%	4.5%
Discount rate	6.2%	6.4%	6.8%
Probability of completing a Business Combination	15.0%	20.0%	15.0%
Fair value convertible promissory note - related party	$1,972,555	$193,800	$1,759,179

The following table presents the changes in the fair value of warrants liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 22, 2021 (inception)	$—	$—	$—
Initial measurement at March 25, 2021	8,880,000	14,800,000	23,680,000
Change in fair value of warrant liabilities	(2,640,000)	(4,500,000)	(7,140,000)
Fair value as of December 31, 2021	$6,240,000	$10,300,000	$16,540,000
Change in fair value	(6,120,000)	(10,100,000)	(16,220,000)
Fair value as of December 31, 2022	$120,000	$200,000	$320,000

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Level 3
Fair value as of January 22, 2021 (inception)	$—
Initial measurement at March 25, 2021	8,880,000
Change in fair value of warrant liabilities	(2,640,000)
Fair value as of December 31, 2021	$6,240,000
Initial measurement of convertible promissory note - related party	193,800
Initial measurement of second convertible promissory note - related party	264,400
Change in fair value	(6,282,300)
Fair value as of December 31, 2022	$415,900

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $16,220,000 within changes in fair value of warrants liabilities in the Statements of Operations for the for the year ended December 31, 2022 . The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $7,140,000 within change in fair value of warrant liabilities in the Statement of Operations for the period from January 22, 2021 (inception) through December 31, 2021. The Company recognized a gain on the change in fair value of promissory note - related party of $1,704,100 in the Statement of Operations for the year ended December 31, 2022.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in Note 1, Note 2 and Note 6, the Company did not identify any subsequent events that would have required adjustment or disclosure in the  condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Magnum Opus Acquisition Limited
Date: April 4, 2023	By:	/s/ Hou Pu Jonathan Lin
Name: Hou Pu Jonathan Lin
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 4, 2023	By:	/s/ Ka Man Kevin Lee
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

Signature	Title	Date

/s/ Hou Pu Jonathan Lin	Chief Executive Officer and Director	April 4, 2023
Hou Pu Jonathan Lin

/s/ Frank Han	President	April 4, 2023
Frank Han

/s/ Ka Man Kevin Lee	Chief Financial Officer and Director	April 4, 2023
Ka Man Kevin Lee

/s/ Alexandre Mathieu Valdemar Casin	Director	April 4, 2023
Alexandre Mathieu Valdemar Casin

/s/ Liu Xing Ling	Director	April 4, 2023
Liu Xing Ling

/s/ Wing Hong Sammy Hsieh	Director	April 4, 2023
Wing Hong Sammy Hsieh

/s/ Dickson Cheng	Director	April 4, 2023
Dickson Cheng