Form 10-Q
period 2023-03-31
Magnum Opus Acquisition Ltd
filed 2023-05-22
CIK 1843121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-40266

MAGNUM OPUS ACQUISITION LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 1009, ICBC Tower Three Garden Road Central, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 3757 9857

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	OPA.U	The New York Stock Exchange
Class A ordinary shares, $0.0001 par value	OPA	The New York Stock Exchange
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	OPA WS	The New York Stock Exchange

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

As of May 22, 2023, there were 6,595,117 shares of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,000,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

MAGNUM OPUS ACQUISITION LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$516,532	$883,307
Prepaid expenses	—	35,009
Total current assets	516,532	918,316
Investments held in Trust Account	67,731,730	202,841,231
Total Assets	$68,248,262	$203,759,547

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$7,486,692	$6,941,557
Total current liabilities	7,486,692	6,941,557
Deferred underwriting fee payable	5,250,000	5,250,000
Warrant liabilities	1,280,000	320,000
Fair value of promissory notes - related party	396,700	295,900
Total Liabilities	14,413,392	12,807,457

Commitments
Class A ordinary shares subject to possible redemption, 6,595,117 and 20,000,000 shares at redemption value of $10.27 and $10.14 at March 31, 2023 and December 31, 2022, respectively	67,731,730	202,841,231

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,595,117 and 20,000,000 shares issued and no shares outstanding (excluding 6,595,117 and 20,000,000 shares subject to possible redemption at March 31, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	500	500
Additional paid-in capital	—	—
Accumulated deficit	(13,897,360)	(11,889,641)
Total Shareholders’ Deficit	(13,896,860)	(11,889,141)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$68,248,262	$203,759,547

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the
	three months ended	three months ended
	March 31, 2023	March 31, 2022
Formation and operating costs	$796,921	$1,422,146
Loss from operations	(796,921)	(1,422,146)
Interest income	1,882,701	12,910
Change in fair value of warrant liabilities	(960,000)	1,180,000
Change in fair value of promissory notes - related party	(100,800)	—
Net income (loss)	$24,980	$(229,236)

Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	17,914,796	20,000,000
Basic and diluted net earnings (loss) per share, Redeemable Class A ordinary shares	$0.00	$(0.01)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,000,000	5,000,000
Basic and diluted net earnings (loss) per share, Class B ordinary shares	$0.00	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGNUM OPUS ACQUISITION LIMITED

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months ended March 31, 2023
	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	—	$—	5,000,000	$500	$—	$(11,889,641)	$(11,889,141)
Re-measurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,032,699)	(2,032,699)
Net income	—	—	—	—	—	24,980	24,980
Balance – March 31, 2023	—	$—	5,000,000	$500	$—	$(13,897,360)	$(13,896,860)

	Three Months ended March 31, 2022
	Ordinary Shares
					Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	5,000,000	$500	$—	$(26,070,277)	$(26,070,277)
Net loss	—	—	—	—	—	(229,236)	(229,236)
Balance – March 31, 2022	—	$—	5,000,000	$500	$—	$(26,299,513)	$(26,299,513)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MAGNUM OPUS ACQUISITION LIMITED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	three months ended	three months ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$24,980	$(229,236)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of promissory note - related party	100,800	—
Interest income on Trust Account	(1,882,699)	(12,910)
Change in fair value of warrant liabilities	960,000	(1,180,000)
Changes in operating assets and liabilities:
Prepaid expenses	35,009	99,756
Accounts payable and accrued expenses	545,135	920,938
Net cash used in operating activities	(216,775)	(401,452)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(150,000)	—
Cash withdrawn from Trust Account for payment to redeeming stockholders	137,142,200	—
Net cash provided by investing activities	136,992,200	—

Cash Flows from Financing Activities:
Cash withdrawn from Trust Account for payment to redeeming stockholders	(137,142,200)	—
Net cash used in financing activities	(137,142,200)	—

Net Change in Cash	(366,775)	(401,452)
Cash — Beginning of Period	883,307	482,651
Cash — End of Period	$516,532	$81,199

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,032,699	$—
Adjustment to deferred underwriting fee payable	$—	$1,750,000

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the three months ended March 31, 2023 and for the three months ended March 31, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”) and the search for Business Combination targets.

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

Transaction costs amounted to $11,470,467, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees, and $470,467 of other offering costs. In addition, as of March 31, 2023 and December 31, 2022, cash of $516,532 and $883,307 was held outside of the Trust Account (as defined below) within the Company’s operating cash accounts and is available for working capital purposes.

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

On March 17, 2023, the Company held a shareholder meeting, on which, shareholders of the Company approved (1) the proposal to amend Articles 51.7 and 51.8 of the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination from March 25, 2023 (the “Termination Date”) to April 25, 2023 (the “First Extended Date”); and if the Company does not consummate a business combination by the First Extended Date, the Termination Date may be extended, without the need for any further approval of the Company’s shareholders, by resolutions of the board of directors of the Company (the “Board”) at least three days prior to First Extended Date, to May 25, 2023 (the “Second Extended Date”), which may be further extended, without the need for any further approval of the Company’s shareholders, by resolutions of the Board passed at least three days prior to the Second Extended Date, to June 25, 2023 (the “Third Extended Date”), and may be further extended, without the need for any further approval of the Company’s shareholders, by resolutions of the Board passed at least three days prior to the Third Extended Date, to July 25, 2023 (the “Fourth Extended Date”, and each of the First Extended Date, the Second Extended Date, the Third Extended Date and the Fourth Extended Date, an “Extended Date”), for three additional one-month periods, for an aggregate of three additional months (each, an “Additional Extension Period” and the period from the Initial Public Offering to the last available Additional Extension Period, the “Business Combination Period”) (such proposal, the “Extension Amendment Proposal”) and (2) the proposal to approve an amendment to the Investment Management Trust Agreement, dated March 23, 2021 by and between the Company and Continental Stock Transfer & Trust Company, to reflect the extension and allow the Company to maintain any remaining amount in its Trust Account in an interest bearing demand deposit account at a bank (the “Trust Amendment Proposal” and together with the Extension Amendment Proposal, the “Extension Proposals”). In connection with the vote to approve the Extension Proposals, the holders of 13,404,883 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $137.1 million leaving approximately $67.5 million in the Trust Account. In the event that the Company does not consummate a Business Combination on or before the First Extended Date, and if the Board has resolved to extend the period of time to consummate a Business Combination to the Second Extended Date or the Third Extended Date or the Fourth Extended Date as permitted by its Amendment and Restated Memorandum and Articles of Association, the Board may at any time prior to the Second Extended Date or the Third Extended Date or the Fourth Extended Date (as the case may be) pass a

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

resolution to terminate such extension of the period of time to consummate a Business Combination to the Second Extended Date or the Third Extended Date or the Fourth Extended Date, as applicable, provided that the Company shall have deposited $150,000 to the Trust Account with respect to the applicable Additional Extension Period.

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Business Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recapitalization (as defined under the ASIG Business Combination Agreement); and (iv) each Public Warrant and Private Placement Warrant will be automatically converted into one warrant of ASIG exercisable for class A ordinary shares of ASIG in accordance with its terms.

Liquidity and Going Concern Consideration

As of March 31, 2023, the Company had $516,532 in cash held outside of the Trust Account and working capital deficit of $6,970,160, which may not be sufficient for the Company to operate until July 25, 2023, the date at which the Company must complete a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. If a Business Combination is not consummated by July 25, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company, unless the Business Combination Period is further extended.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined the liquidity condition and the July 25, 2023 Business Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern from the date that these unaudited condensed financial statements are filed, if it does not complete a Business Combination prior to such date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect the Company’s search for a Business Combination and any target business with which the Company may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on April 4, 2023. If these disruptions or other matters of global concern continue for an extensive period of time, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company may ultimately consummate a Business Combination, may be materially adversely affected.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on April 4, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, the Company had $67,731,730 and $202,841,231 in investments held in the Trust Account, respectively. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of March 31, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,032,699 as of March 31, 2023. In connection with extending the Termination Date, the Company is expected to deposit Contributions (as defined below) into the Trust Account for each moth extended beyond March 25, 2023.

As of March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(14,800,000)
Issuance costs allocated to Class A ordinary shares	(10,603,116)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	28,244,347
Class A ordinary shares subject to possible redemption as of December 31, 2022	$202,841,231
Redemption of Class A common stock by stockholders	(137,142,200)
Remeasurement of Class A ordinary shares subject to possible redemption	2,032,699
Class A ordinary shares subject to possible redemption as of March 31, 2023	67,731,730

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for unaudited condensed financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statement.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statement.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of shares of ordinary shares outstanding during the period. As the Public Shares are considered to be redeemable at fair value, and a redemption at fair value does not amount to a distribution different than other shareholders, Class A and Class B ordinary shares are presented as one class of shares in calculating net income (loss) per share. As a result, the calculated net income (loss) per share is the same for Class A and Class B shares of ordinary shares. At March 31, 2023 and March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the		For the
	three months ended		three months ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income (loss)	$19,529	$5,451	$(183,389)	$(45,847)
Denominator:
Basic and diluted weighted average shares outstanding	17,914,796	5,000,000	20,000,000	5,000,000
Basic and diluted income (loss) per common share	$—	$—	$(0.01)	$(0.01)

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

See Note 10 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the unaudited condensed financial statements for the three months ended March 31, 2023.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($6,000,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Business Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

30-trading day period commencing at least 150 days after an initial Business Combination or (2) if the Company consummates a transaction after an initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Administrative Support Agreement

The Company entered into an agreement, commencing on March 22, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. Under this agreement, $30,000 and $30,000 of expenses were incurred for the for the three months ended March 31, 2023 and 2022, respectively and are included within formation and operating costs on the unaudited condensed statement of operations. At March 31, 2023, $20,000 of incurred fees are payable to the affiliate of the Sponsor and are included within accounts payable on the unaudited condensed balance sheet.

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

On September 19, 2022, the Company issued an unsecured convertible promissory note to the Sponsor (the “Convertible Promissory Note”), pursuant to which the Company may borrow up to $200,000 from the Sponsor for general corporate purpose. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share of the Company, par value $0.0001 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the converted warrants will be identical to those of the Private Placement Warrants. The Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note). On September 21, 2022, the Company borrowed the full $200,000 from the Sponsor.

On November 18, 2022, the Company issued an unsecured convertible promissory note (the “Second Convertible Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to $1,800,000 from the Sponsor for general corporate purpose. Such loan may, at the Sponsor’s discretion, be converted into warrants to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share of the Company at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the converted warrants will be identical to those of the Private Placement Warrants. The Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). On November 21, 2022, the Company borrowed the full $1,800,000 from the Sponsor. The fair value of the Second Convertible Promissory Note was estimated by the Company to be $264,400 at initial measurement. At March 31, 2023, the fair value of both the Convertible Promissory Note and the Second Convertible Promissory Note was estimated by the Company to be $396,700.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Following the termination of the Forbes Business Combination Agreement (as described in Note 1), $1,750,000 of deferred underwriting fees, contingently payable to capital market advisors upon the closing of the business combination under the Forbes Business Combination Agreement, was forgiven. As a result, the balance of the deferred underwriting fee was $5,250,000 at March 31, 2023 and December 31, 2022.

Extension

On February 17, 2023, the Company filed with the SEC a definitive proxy statement on Schedule 14A (as supplemented by a definitive proxy statement on Schedule 14A filed by the Company with the SEC on March 14, 2023) in relation to a proposed extraordinary general shareholder meeting of the Company’s shareholders (the “Extension Meeting”) to approve (1) the proposal to amend Articles 51.7 and 51.8 of the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company with one or more businesses, which we refer to as a “business combination,” or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s public shares included as part of the Units from March 25, 2023 to April 25, 2023; and if the Company does not consummate a business combination by the First Extended Date, the Termination Date may be extended, without the need for any further approval of the Company’s shareholders, by resolutions of the board of directors of the Company at least three days prior to First Extended Date, to May 25, 2023, which may be further extended, without the need for any further approval of the Company’s shareholders, by resolutions of the board of directors of the Company passed at least three days prior to the Second Extended Date, to June 25, 2023, and may be further extended, without the need for any further approval of the Company’s shareholders, by resolutions of the board of directors of the Company passed at least three days prior to the Third Extended Date, to July 25, 2023, for three additional one-month periods, for an aggregate of three additional months and (2) an amendment to the Investment Management Trust Agreement, dated March 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to (i) reflect the Extension and (ii) allow the Company to maintain any remaining amount in its Trust Account in an interest bearing demand deposit account at a bank. The record date of the Extension Meeting was February 21, 2023, and the date of the Extension Meeting was March 17, 2023.

On March 17, 2023, the Company held the Extension Meeting, at which the shareholders of the Company approved the Extension Proposals. In connection with the Extension Meeting, shareholders of the Company holding 13,404,883 Class A ordinary shares

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

exercised their option to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $137.1 million (approximately $10.23 per Class A ordinary share) was released from the Trust Account to pay such holders and approximately $67.5 million remained in the Trust Account. Following the redemption, 6,595,117 Class A ordinary shares remain outstanding.

In connection with the Extension, the Company agreed to deposit into the Trust Account, (A) for the period from March 25, 2023 until the First Extended Date, $150,000 (the “First Contribution”), (B) if the Company does not consummate a business combination by the First Extended Date and the board of directors of the Company elects to extend the Termination Date from the First Extended Date to the Second Extended Date, for the period from the First Extended Date to the Second Extended Date, $150,000 (the “Second Contribution”), (C) if the Company does not consummate a business combination by the Second Extended Date and the board of directors of the Company elects to extend the Termination Date from the Second Extended Date to the Third Extended Date, for the period from the Second Extended Date to the Third Extended Date, $150,000 (the “Third Contribution”), and (D) if the Company does not consummate a business combination by the Third Extended Date and the board of directors of the Company elects to extend the Termination Date from the Third Extended Date to the Fourth Extended Date, for the period from the Third Extended Date to the Fourth Extended Date, $150,000 (the “Fourth Contribution,” and together with the First Contribution, the Second Contribution and the Third Contribution, the “Contributions,” each, a “Contribution”). On March 29, 2023, the Company deposited into the Trust Account the First Contribution in the amount of $150,000. On April 24, 2023, the Company deposited into the Trust Account the Second Contribution in the amount of $150,000. On May 22, 2023, the Company deposited into the Trust Account the Third Contribution in the amount of $150,000.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

At March 31, 2023 and December 31, 2022, there were 10,000,000 Public Warrants and 6,000,000 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 6,595,117 and 20,000,000 Class A ordinary shares issued, respectively, and no shares outstanding, excluding 6,595,117 and 20,000,000 Class A ordinary shares, respectively, subject to possible redemption which are presented as temporary equity.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2023 (Unaudited)
Assets
Investments held in Trust Account:
Money Market investments	$67,731,730	$67,731,730	$—	$—
Liabilities
Warrant liability – Public Warrants	$800,000	$800,000	$—	$—
Warrant liability – Private Placement Warrants	$480,000	$—	$—	$480,000
Promissory note - related party	$396,700	$—	$—	$396,700

	Amount at
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$202,841,231	$202,841,231	$—	$—
Liabilities
Warrant liability – Public Warrants	$200,000	$200,000	$—	$—
Warrant liability – Private Placement Warrants	$120,000	$—	$—	$120,000
Promissory note - related party	$295,900	—	—	$295,900

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2023, and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker OPA.WS. The quoted price of the Public Warrants was $0.08 and $0.02 per warrant as of March 31, 2023, and December 31, 2022, respectively.

The Company utilized a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. However, since a reasonable and acceptable volatility cannot be inferred for the Private Placement Warrants, the fair value of the Private Placement Warrants were set equal to the fair value of the Public Warrants as of March 31, 2023 and December 31, 2022.

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. There were no transfers for the periods ending March 31, 2023 and December 31, 2022.

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Private Placement Warrants:

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)
Stock price	$10.25	$10.08
Strike price	$11.50	$11.50
Probability of completing a Business Combination*	20%	15%
Dividend yield	—	—
Remaining term (in years)	5.32	5.23
Volatility**	1%	10.0%
Risk-free rate	3.59%	3.99%
Fair value of warrants	$0.08	$0.02

*The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants.

**Based on the volatility implied by the traded price of public warrant.

The Promissory note - related party was valued using a combination of Black-Scholes and Discounted Cash Flows methods, which is considered to be a Level 3 fair value measurement. The estimated fair value of the Promissory note - related party was based on the following significant inputs:

	As of March 31, 2023	As of December 31, 2022
	(Unaudited)
Warrant price	$0.08	$0.02
Conversion price	$1.00	$1.00
Expected term	0.32	0.24
Warrant volatility	298.0%	263.2%
Risk free rate	4.9%	4.4%
Discount rate	5.9%	6.2%
Probability of completing a Business Combination	20%	15.0%
Fair value convertible promissory note - related party	$396,700	$295,900

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2022	$120,000	$200,000	$320,000
Change in fair value	360,000	600,000	960,000
Fair value as of March 31, 2023	$480,000	$800,000	$1,280,000

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

	Level 3
	Private Placement
	Warrants	Promissory Note
Fair value as of December 31, 2022	$120,000	$295,900
Change in fair value	360,000	100,800
Fair value as of March 31, 2023	$480,000	$396,700

MAGNUM OPUS ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company recognized a loss in connection with changes in the fair value of warrant liabilities of $960,000 within changes in fair value of warrants liabilities in the Statements of Operations for the for the three months ended March 31, 2023. The Company recognized a gain in connection with changes in the fair value of warrant liabilities of $1,180,000 within change in fair value of warrant liabilities in the Statement of Operations for the three months ended March 31, 2022. The Company recognized a loss on the change in fair value of promissory note - related party of $100,800 in the Statement of Operations for the three months ended March 31, 2023. The Company recognized no gain or loss on the change in fair value of promissory note - related party for the three months ended March 31, 2022.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the extension payments as described in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company refer to Magnum Opus Acquisition Limited. References to our “management” or “our management team” refer to our officers and directors, and references to the “Sponsor” refer to Magnum Opus Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 4, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2023 and for the three months ended March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering and identifying target company for a business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $24,980, which resulted from interest income of $1,882,701, partially offset by a loss on the change in fair value of warrant liabilities in the amount of $960,000, a loss on the change in fair value of promissory note - related party of $100,800, and by formation and operating costs of $796,921.

For the three months ended March 31, 2022, we had net income of $229,236, which resulted from a gain on the change in fair value of warrant liabilities of $1,180,000 and interest income on investments held in the Trust Account of $12,910, offset in part by formation and operating costs of $1,422,146.

Proposed Business Combinations

As discussed in “Note 1 Description of Organization and Business Operations” to the unaudited condensed financial statements contained elsewhere in this Quarterly Report, on March 28, 2022, the Company entered into the Forbes Business Combination

Agreement and on June 1, 2022, IWM, in its capacity as the shareholders’ representative, notified the Company that it was terminating the Forbes Business Combination Agreement. All related ancillary agreements entered into in connection with the Forbes Business Combination Agreement were also terminated on June 1, 2022.

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

Liquidity, Capital Resources, and Going Concern Consideration

On March 25, 2021, we consummated an initial public offering of 20,000,000 units generating gross proceeds to the Company of $200,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 6,000,000 warrants to Magnum Opus Holdings LLC at a purchase price of $1.00 per warrant (the "Private Placement Warrants"), generating gross proceeds of $6,000,000. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Business Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

For the three months ended March 31, 2023, net cash used in operating activities was $216,775, which resulted from interest income on investments held in Trust Account of $1,882,699, and a net income of $24,980 partially offset by non-cash adjustments related to a change in the fair value of warrant liabilities of $960,000, a change in the fair value of promissory notes of $100,800 and changes in working capital of $580,144.

For the three months ended March 31, 2022, net cash used in operating activities was $401,452, which was due to non-cash adjustments to net income related to a change in the fair value of warrant liabilities of $1,180,000 and interest income on investments held in Trust Account of $12,910, offset in part by net income of $229,236 and changes in working capital of $1,020,694.

For the three months ended March 31, 2023, net cash provided by investing activities was $136,992,200 which resulted from $137,142,200 withdrawals from the Trust Account for the payment to redeeming stockholders partially offset by $150,000 deposited into the Trust Account.

For the three months ended March 31, 2022, there were no investing activities.

For the three months ended March 31, 2023, net cash used in financing activities was $137,142,200 which was due to withdrawals from the Trust Account for the payment to redeeming stockholders.

For the three months ended March 31, 2022, there were no financing activities.

As of March 31, 2023, we had $516,532 in cash held outside of the Trust Account and working capital deficit of $6,970,160, which may not be sufficient for the Company to operate until July 25, 2023, the date at which the Company must complete a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. If a Business Combination is not consummated by July 25, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company unless the Business

Combination Period is further extended. We intend to use the funds held outside the trust account primarily to evaluate target businesses, perform business due diligence on prospective target businesses, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On each of September 19, 2022 and November 18, 2022, we issued an unsecured convertible promissory note to the Sponsor, pursuant to which, we may borrow working capital loan in an amount of up to $200,000 and $1,800,000, respectively, from the Sponsor for general corporate purpose. Such loans may, at the Sponsor’s discretion, be converted into warrants to purchase our Class A ordinary shares, at a conversion price equal to $1.00 per warrant, each warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments. The terms of the aforementioned warrants are identical as those of our private placement warrants. For further information of such notes, please refer to the Current Reports on Form 8-K we filed with the SEC on September 19, 2022 and November 18, 2022. As of March 31, 2023, $2,000,000 are outstanding under the working capital loans.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, private warrants and warrants that may be issued upon conversion of any working capital loans (as defined below), any Class A ordinary shares issuable upon the exercise of these warrants have registration and shareholder rights to require the Company to register a sale of any such securities held by them pursuant to a registration and shareholder rights agreement entered into in connection with our initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the completion of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Under the Underwriting Agreement, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,000,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, including the Business Combination, subject to the terms of the underwriting agreement. Following the termination of the Forbes Business Combination Agreement, $1,750,000 of deferred underwriting fees, contingently payable to capital market advisors upon the closing of the business combination under the Forbes Business Combination Agreement, was forgiven. As a result, the balance of the deferred underwriting fee was $5,250,000 at March 31, 2023 and December 31, 2022.

Administrative Support Agreement

The Company entered into an agreement, commencing on March 22, 2021, to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. Upon the completion of a business combination or liquidation, the Company will cease paying these monthly fees. Under this agreement, $30,000 and $30,000 of expenses were incurred for the for the three months ended March 31, 2023 and 2022, respectively and are included within formation and operating costs on the unaudited condensed statement of operations. At March 31, 2023, $20,000 of incurred fees are payable to the affiliate of the Sponsor and are included within accounts payable on the unaudited condensed balance sheet.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 4, 2023. There have been no material changes from the risk factors previously disclosed in such filing.

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

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Magnum Opus Acquisition Limited

Date:May 22, 2023	By:	/s/ Hou Pu Jonathan Lin
Name: Hou Pu Jonathan Lin
Title: Chief Executive Officer and Director

Date:May 22, 2023	By:	/s/ Ka Man Kevin Lee
Name: Ka Man Kevin Lee
Title: Chief Financial Officer and Director